Form 10-Q
period 2022-06-30
CENTENE CORP
filed 2022-07-26
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of July 15, 2022, the registrant had 580,070,624 shares of common stock outstanding.

CENTENE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. Without limiting the foregoing, forward-looking statements often use words such as "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "target," "goal," "may," "will," "would," "could," "should," "can," "continue" and other similar words or expressions (and the negative thereof). Centene Corporation and its subsidiaries (Centene, the Company, our or we) intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. In particular, these statements include, without limitation, statements about our future operating or financial performance, market opportunity, value creation strategy, competition, expected activities in connection with completed and future acquisitions and dispositions, including statements about the impact of our recently completed acquisition of Magellan Health, Inc. (the Magellan Acquisition), other recent and future acquisitions and dispositions, our investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 1. "Legal Proceedings."

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

All forward-looking statements included in this filing are based on information available to us on the date of this filing. Except as may be otherwise required by law, we undertake no obligation to update or revise the forward-looking statements included in this filing, whether as a result of new information, future events or otherwise, after the date of this filing. You should not place undue reliance on any forward-looking statements, as actual results may differ materially from projections, estimates, or other forward-looking statements due to a variety of important factors, variables and events including, but not limited to:

•our ability to accurately predict and effectively manage health benefits and other operating expenses and reserves, including fluctuations in medical utilization rates due to the ongoing impact of COVID-19;
•the risk that the election of new directors, changes in senior management, and any inability to retain key personnel may create uncertainty or negatively impact our ability to execute quickly and effectively;
•uncertainty as to the expected financial performance of the combined company following the recent completion of the Magellan Acquisition;
•the possibility that the expected synergies and value creation from the Magellan Acquisition or the acquisition of WellCare Health Plans, Inc. (the WellCare Acquisition) or other acquired businesses will not be realized, or will not be realized within the respective expected time periods;
•disruption from the integration of the Magellan Acquisition or the WellCare Acquisition, unexpected costs, or similar risks from other acquisitions or dispositions we may announce or complete from time to time, including potential adverse reactions or changes to business relationships with customers, employees, suppliers or regulators, making it more difficult to maintain business and operational relationships;
•the risk that the closing conditions, including applicable regulatory approvals, for the pending dispositions of Magellan Rx and our Spanish and Central European businesses, may be delayed or not obtained;
•impairments to real estate, investments, goodwill and intangible assets;
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
i

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
•the timing and extent of benefits from strategic value creation initiatives, including the possibility that these initiatives will not be successful, or will not be realized within the expected time periods;
•challenges to our contract awards;
•cyber-attacks or other privacy or data security incidents;
•the exertion of management's time and our resources, and other expenses incurred and business changes required in connection with complying with the undertakings in connection with any regulatory, governmental or third party consents or approvals for acquisitions or dispositions;
•any changes in expected closing dates, estimated purchase price and accretion for acquisitions or dispositions;
•restrictions and limitations in connection with our indebtedness;
•our ability to maintain or achieve improvement in the Centers for Medicare and Medicaid Services (CMS) Star ratings and maintain or achieve improvement in other quality scores in each case that can impact revenue and future growth;
•the availability of debt and equity financing on terms that are favorable to us;
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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets and acquisition and divestiture related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company's performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

GAAP net earnings (loss) attributable to Centene	$(172)	$(535)	$677	$164
Amortization of acquired intangible assets	199	188	398	383
Acquisition and divestiture related expenses	22	40	119	87
Other adjustments (1)	1,445	1,314	1,447	1,416
Income tax effects of adjustments (2)	(452)	(270)	(519)	(353)
Adjusted net earnings	$1,042	$737	$2,122	$1,697

GAAP diluted earnings (loss) per share attributable to Centene	$(0.29)	$(0.92)	$1.15	$0.28
Amortization of acquired intangible assets	0.34	0.33	0.68	0.65
Acquisition and divestiture related expenses	0.04	0.07	0.20	0.15
Other adjustments (1)	2.45	2.23	2.45	2.40
Income tax effects of adjustments (2)	(0.77)	(0.46)	(0.88)	(0.60)
Adjusted diluted earnings per share (EPS)	$1.77	$1.25	$3.60	$2.88
(1) Other adjustments include the following pre-tax items:
2022:
(a) for the three months ended June 30, 2022: real estate impairments of $1,454 million, or $2.46 per share ($1.80 after-tax), gain on debt extinguishment of $13 million, or $0.02 per share, and costs related to the PBM legal settlement of $4 million, or $0.01 per share;

(b) for the six months ended June 30, 2022: real estate impairments of $1,454 million, or $2.46 per share ($1.80 after-tax), gain on debt extinguishment of $13 million, or $0.02 per share, and costs related to the PBM legal settlement of $6 million, or $0.01 per share.

2021:
(a) for the three months ended June 30, 2021: PBM legal settlement expense of $1,250 million, or $2.12 per share ($1.78 after-tax), a reduction to the previously reported gain on divestiture of certain products of our Illinois health plan of $62 million, or $0.10 per share, severance costs of $2 million, or $0.00 per share, and the $0.01 per share impact of 8 million diluted shares in the calculation of adjusted diluted EPS;

(b) for the six months ended June 30, 2021: PBM legal settlement expense of $1,250 million, or $2.12 per share ($1.78 after-tax), a reduction to the previously reported gain on divestiture of certain products of our Illinois health plan of $62 million, or $0.10 per share, severance costs of $58 million, or $0.10 per share, and debt extinguishment costs of $46 million, or $0.08 per share.

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. The three and six months ended June 30, 2022 also include an $18 million, or $0.03 per share, increase to the tax benefit on the previously reported non-cash impairment of our equity method investment in RxAdvance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

GAAP selling, general and administrative expenses	$2,800	$2,139	$5,545	$4,373
Less:
Acquisition and divestiture related expenses	22	39	121	85
Restructuring costs	—	2	—	58
Costs related to the PBM legal settlement	2	—	4	—
Real estate optimization	4	—	4	—
Adjusted selling, general and administrative expenses	$2,772	$2,098	$5,416	$4,230
Note: Beginning in 2022, we have included a separate line item for depreciation expense on the Consolidated Statements of Operations, which was previously included in selling, general and administrative (SG&A) expenses. Prior period SG&A expenses have been conformed to the current presentation.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,435	$13,118
Premium and trade receivables	14,153	12,238
Short-term investments	1,794	1,539
Other current assets	3,024	1,602
Total current assets	32,406	28,497
Long-term investments	13,671	14,043
Restricted deposits	1,225	1,068
Property, software and equipment, net	2,557	3,391
Goodwill	20,310	19,771
Intangible assets, net	7,671	7,824
Other long-term assets	3,220	3,781
Total assets	$81,060	$78,375
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$16,581	$14,243
Accounts payable and accrued expenses	9,303	8,493
Return of premium payable	2,379	2,328
Unearned revenue	523	434
Current portion of long-term debt	300	267
Total current liabilities	29,086	25,765
Long-term debt	18,456	18,571
Deferred tax liability	746	1,407
Other long-term liabilities	6,209	5,610
Total liabilities	54,497	51,353
Commitments and contingencies
Redeemable noncontrolling interests	133	82
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 606,444 issued and 581,124 outstanding at June 30, 2022, and 602,704 issued and 582,479 outstanding at December 31, 2021	1	1
Additional paid-in capital	19,899	19,672
Accumulated other comprehensive earnings (loss)	(913)	77
Retained earnings	8,816	8,139
Treasury stock, at cost (25,320 and 20,225 shares, respectively)	(1,514)	(1,094)
Total Centene stockholders’ equity	26,289	26,795
Nonredeemable noncontrolling interest	141	145
Total stockholders’ equity	26,430	26,940
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$81,060	$78,375
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Premium	$31,510	$27,627	$63,399	$54,560
Service	2,458	1,235	4,801	2,416
Premium and service revenues	33,968	28,862	68,200	56,976
Premium tax	1,968	2,163	4,921	4,032
Total revenues	35,936	31,025	73,121	61,008
Expenses:
Medical costs	27,312	24,389	55,150	47,780
Cost of services	2,099	1,107	4,087	2,155
Selling, general and administrative expenses	2,800	2,139	5,545	4,373
Depreciation expense	164	134	320	267
Amortization of acquired intangible assets	199	188	398	383
Premium tax expense	2,041	2,236	5,047	4,164
Impairment	1,450	—	1,450	—
Legal settlement	—	1,250	—	1,250
Total operating expenses	36,065	31,443	71,997	60,372
Earnings (loss) from operations	(129)	(418)	1,124	636
Other income (expense):
Investment and other income	42	39	94	142
Debt extinguishment	13	—	16	(46)
Interest expense	(162)	(163)	(322)	(333)
Earnings (loss) before income tax	(236)	(542)	912	399
Income tax expense (benefit)	(65)	(7)	231	237
Net earnings (loss)	(171)	(535)	681	162
(Earnings) loss attributable to noncontrolling interests	(1)	—	(4)	2
Net earnings (loss) attributable to Centene Corporation	$(172)	$(535)	$677	$164

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$(0.29)	$(0.92)	$1.16	$0.28
Diluted earnings (loss) per common share	$(0.29)	$(0.92)	$1.15	$0.28

Weighted average number of common shares outstanding:
Basic	583,644	582,804	583,435	582,331
Diluted	583,644	582,804	590,226	589,799

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings (loss)	$(171)	$(535)	$681	$162
Reclassification adjustment, net of tax	7	(15)	9	(17)
Change in unrealized gain (loss) on investments, net of tax	(340)	76	(884)	(78)
Foreign currency translation adjustments	(95)	2	(115)	(3)
Other comprehensive earnings (loss)	(428)	63	(990)	(98)
Comprehensive earnings (loss)	(599)	(472)	(309)	64
Comprehensive (earnings) loss attributable to noncontrolling interests	(1)	—	(4)	2
Comprehensive earnings (loss) attributable to Centene Corporation	$(600)	$(472)	$(313)	$66

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)
Three and Six Months Ended June 30, 2022

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2021	602,704	$1	$19,672	$77	$8,139	20,225	$(1,094)	$145	$26,940
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	849	—	—	(1)	848
Other comprehensive loss, net of $(171) tax	—	—	—	(562)	—	—	—	—	(562)
Common stock issued for employee benefit plans	3,221	—	28	—	—	—	—	—	28
Fair value of unvested equity awards in connection with acquisition	—	—	60	—	—	—	—	—	60
Common stock repurchases	—	—	—	—	—	846	(71)	—	(71)
Stock compensation expense	—	—	70	—	—	—	—	—	70
Balance, March 31, 2022	605,925	$1	$19,830	$(485)	$8,988	21,071	$(1,165)	$144	$27,313
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	(172)	—	—	(3)	(175)
Other comprehensive loss, net of $(106) tax	—	—	—	(428)	—	—	—	—	(428)
Common stock issued for employee benefit plans	519	—	10	—	—	—	—	—	10
Common stock repurchases	—	—	—	—	—	4,249	(349)	—	(349)
Stock compensation expense	—	—	59	—	—	—	—	—	59
Balance, June 30, 2022	606,444	$1	$19,899	$(913)	$8,816	25,320	$(1,514)	$141	$26,430

Three and Six Months Ended June 30, 2021

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2020	598,249	$1	$19,459	$337	$6,792	16,770	$(816)	$112	$25,885
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	699	—	—	(5)	694
Other comprehensive loss, net of $(49) tax	—	—	—	(161)	—	—	—	—	(161)
Common stock issued for employee benefit plans	1,675	—	9	—	—	—	—	—	9
Common stock repurchases	(316)	—	(19)	—	—	156	(10)	—	(29)
Stock compensation expense	—	—	51	—	—	—	—	—	51
Contribution from noncontrolling interest	—	—	—	—	—	—	—	9	9
Balance, March 31, 2021	599,608	$1	$19,500	$176	$7,491	16,926	$(826)	$116	$26,458
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	(535)	—	—	(3)	(538)
Other comprehensive earnings, net of $19 tax	—	—	—	63	—	—	—	—	63
Common stock issued for employee benefit plans	390	—	9	—	—	—	—	—	9
Common stock repurchases	(10)	—	—	—	—	60	(4)	—	(4)
Stock compensation expense	—	—	36	—	—	—	—	—	36
Contribution from noncontrolling interest	—	—	—	—	—	—	—	21	21
Balance, June 30, 2021	599,988	$1	$19,545	$239	$6,956	16,986	$(830)	$134	$26,045

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$681	$162
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	787	717
Stock compensation expense	129	87
Impairment	1,450	—
(Gain) loss on debt extinguishment	(16)	46
Gain on acquisition	(2)	—
Deferred income taxes	(417)	(76)
Gain on divestiture	—	62
Other adjustments, net	162	14
Changes in assets and liabilities
Premium and trade receivables	(1,288)	(1,514)
Other assets	(245)	(458)
Medical claims liabilities	2,089	325
Unearned revenue	75	(83)
Accounts payable and accrued expenses	41	1,285
Other long-term liabilities	1,058	1,161
Other operating activities, net	1	—
Net cash provided by operating activities	4,505	1,728
Cash flows from investing activities:
Capital expenditures	(524)	(437)
Purchases of investments	(3,114)	(3,590)
Sales and maturities of investments	2,005	2,809
Acquisitions, net of cash acquired	(1,512)	(140)
Divestiture proceeds, net of divested cash	—	(62)
Net cash used in investing activities	(3,145)	(1,420)
Cash flows from financing activities:
Proceeds from long-term debt	331	2,398
Payments of long-term debt	(900)	(2,353)
Common stock repurchases	(420)	(33)
Payments for debt extinguishment	(27)	(54)
Debt issuance costs	—	(28)
Other financing activities, net	32	24
Net cash used in financing activities	(984)	(46)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9)	(24)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	367	238
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	13,214	10,957
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$13,581	$11,195
Supplemental disclosures of cash flow information:
Interest paid	$327	$355
Income taxes paid	$411	$406

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	June 30,
	2022	2021
Cash and cash equivalents	$13,435	$11,018
Restricted cash and cash equivalents, included in restricted deposits	146	177
Total cash, cash equivalents, and restricted cash and cash equivalents	$13,581	$11,195
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

On January 4, 2022, the Company acquired all of the issued and outstanding shares of Magellan Health, Inc. (Magellan) (the Magellan Acquisition). The acquisition was accounted for as a business combination. See Note 2. Acquisitions and Divestitures for further details.

Accounting Guidance Not Yet Adopted

The Company has determined that there are no recently issued accounting pronouncements that will have a material impact on its consolidated financial position, results of operations, or cash flows.

2. Acquisitions and Divestitures

Magellan Acquisition

On January 4, 2022, the Company acquired all of the issued and outstanding shares of Magellan. Total consideration for the acquisition was $2,561 million, consisting of $2,501 million in cash and $60 million related to the fair value of replacement equity awards associated with pre-combination service. The Company recognized $7 million and $92 million of acquisition related expenses related to Magellan, that were in the Consolidated Statement of Operations for the three and six months ended June 30, 2022.

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

The Company's preliminary allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date of January 4, 2022 is as follows ($ in millions):

Assets acquired and liabilities assumed
Cash and cash equivalents	$997
Premium and related receivables	855
Short-term investments	144
Other current assets	225
Long-term investments	43
Restricted deposits	7
Property, software and equipment	90
Intangible assets (a)	600
Other long-term assets	50
Total assets acquired	3,011

Medical claims liability	249
Accounts payable and accrued expenses	495
Return of premium payable	75
Unearned revenue	8
Current portion of long-term debt	5
Long-term debt (b)	542
Deferred tax liabilities (c)	81
Other long-term liabilities	68
Total liabilities assumed	1,523
Mezzanine equity	32
Total identifiable net assets	1,456
Goodwill (d)	1,105
Total assets acquired and liabilities assumed	$2,561

The Company has made the following preliminary fair value adjustments based on information reviewed through June 30, 2022. Significant fair value adjustments are noted as follows:

(a) The identifiable intangible assets acquired are to be measured at fair value as of the completion of the acquisition. The fair value of intangible assets will be determined primarily using variations of the income approach, which is based on the present value of the future after tax cash flows attributable to each identified intangible asset. Other valuation methods, including the market approach and cost approach, will be considered in estimating the fair value. The identifiable intangible assets include purchased contract rights, trade names, provider contracts and developed technologies. The Company has estimated the preliminary fair value of intangible assets to be $600 million with a weighted average life of 12 years.

The preliminary fair values and weighted average useful lives for identifiable intangible assets acquired are as follows:

	Fair Value	Weighted Average Useful Life (in years)
Purchased contract rights	$400
Provider contracts	100
Trade names	50
Developed technologies	50
Total intangible assets acquired	$600	12

(b) Debt is required to be measured at fair value under the acquisition method of accounting. The fair value of Magellan's Senior Notes and Credit Agreement assumed in the acquisition was $535 million. In January 2022, the Company paid off Magellan's debt acquired in the transaction using Magellan's cash on hand.

(c) The preliminary deferred tax liabilities are presented net of $115 million of deferred tax assets.

(d) Goodwill is estimated at $1,105 million and primarily relates to synergies expected from the acquisition and the assembled workforce of Magellan. The assignment of goodwill to the Company’s respective segments has not been completed at this time, but the majority of goodwill is expected to be allocated to the Specialty segment. The majority of the goodwill is not deductible for income tax purposes.

PANTHERx Rare Divestiture

On May 5, 2022, the Company signed a definitive agreement to sell PANTHERx Rare (PANTHERx), which is included in the Specialty Services segment. As of June 30, 2022, the assets and liabilities of PANTHERx were considered held for sale resulting in $1,274 million of assets held for sale in Other Current Assets and $318 million of liabilities held for sale in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheet. The majority of the of held for sale assets were previously reported as goodwill and intangible assets. On July 14, 2022, the Company completed the previously announced sale of PANTHERx for approximately $1,400 million. The Company estimates that it will recognize an after-tax gain of approximately $400 million, subject to purchase price adjustments.

Spanish and Central European Divestiture

On July 25, 2022, as part of the Company’s previously announced review of strategic alternatives for its international portfolio, the Company announced it has signed a definitive agreement to sell its ownership stakes in its Spanish and Central European businesses, including Ribera Salud, Torrejón Salud, and Pro Diagnostics Group. The Company estimates it will recognize an after-tax loss of approximately $125 million to $150 million, which will fluctuate with changes in the foreign currency exchange rate and the carrying value of the businesses. The pending divestiture is subject to regulatory approvals and satisfaction of customary closing conditions.

3. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	June 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$719	$—	$(13)	$706	$642	$—	$(2)	$640
Corporate securities	8,995	4	(627)	8,372	8,145	130	(75)	8,200
Restricted certificates of deposit	4	—	—	4	4	—	—	4
Restricted cash equivalents	146	—	—	146	96	—	—	96
Short-term time deposits	88	—	—	88	109	—	—	109
Municipal securities	3,724	5	(200)	3,529	3,398	85	(15)	3,468
Asset-backed securities	1,323	—	(53)	1,270	1,308	5	(5)	1,308
Residential mortgage-backed securities	994	2	(80)	916	850	10	(7)	853
Commercial mortgage-backed securities	921	—	(68)	853	870	13	(10)	873
Equity securities (1)	70	—	—	70	326	—	—	326
Private equity investments	563	—	—	563	587	—	—	587
Life insurance contracts	173	—	—	173	186	—	—	186
Total	$17,720	$11	$(1,041)	$16,690	$16,521	$243	$(114)	$16,650

(1) Investments in equity securities primarily consist of exchange traded funds in fixed income securities.

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of June 30, 2022, 98% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At June 30, 2022, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $107 million and $96 million at June 30, 2022 and December 31, 2021, respectively, and is included in other current assets on the Consolidated Balance Sheets.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AAA and a weighted average duration of 4 years at June 30, 2022.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	June 30, 2022				December 31, 2021
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(11)	$643	$(2)	$43	$(2)	$598	$—	$3
Corporate securities	(486)	6,673	(141)	993	(66)	4,209	(9)	209
Municipal securities	(186)	2,735	(14)	139	(14)	1,173	(1)	39
Asset-backed securities	(49)	1,141	(4)	88	(5)	770	—	33
Residential mortgage-backed securities	(54)	635	(26)	177	(7)	472	—	15
Commercial mortgage-backed securities	(47)	712	(21)	132	(8)	380	(2)	32
Total	$(833)	$12,539	$(208)	$1,572	$(102)	$7,602	$(12)	$331

As of June 30, 2022, the gross unrealized losses were generated from 5,998 positions out of a total of 6,773 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	June 30, 2022				December 31, 2021
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,646	$1,632	$490	$488	$1,390	$1,396	$368	$368
One year through five years	6,713	6,374	543	518	6,212	6,294	460	457
Five years through ten years	3,941	3,521	243	218	3,647	3,681	244	243
Greater than ten years	99	93	1	1	73	78	—	—
Asset-backed securities	3,238	3,039	—	—	3,028	3,034	—	—
Total	$15,637	$14,659	$1,277	$1,225	$14,350	$14,483	$1,072	$1,068

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

The following table summarizes fair value measurements by level at June 30, 2022, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$13,435	$—	$—	$13,435
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$239	$—	$—	$239
Corporate securities	—	8,341	—	8,341
Municipal securities	—	2,952	—	2,952
Short-term time deposits	—	88	—	88
Asset-backed securities	—	1,270	—	1,270
Residential mortgage-backed securities	—	916	—	916
Commercial mortgage-backed securities	—	853	—	853
Equity securities	68	2	—	70
Total investments	$307	$14,422	$—	$14,729
Restricted deposits:
Cash and cash equivalents	$146	$—	$—	$146
Certificates of deposit	—	4	—	4
Corporate securities	—	31	—	31
Municipal securities	—	577	—	577
U.S. Treasury securities and obligations of U.S. government corporations and agencies	467	—	—	467
Total restricted deposits	$613	$612	$—	$1,225
Total assets at fair value	$14,355	$15,034	$—	$29,389

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

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $736 million and $773 million as of June 30, 2022 and December 31, 2021, respectively.

5. Property, Software and Equipment

Property, software and equipment consist of the following ($ in millions):

	June 30, 2022	December 31, 2021
Computer software	$2,095	$1,825
Building	663	1,116
Furniture and office equipment	550	753
Leasehold improvements	468	732
Computer hardware	642	617
Land	192	248
Property, software and equipment, at cost	4,610	5,291
Less: accumulated depreciation	(2,053)	(1,900)
Property, software and equipment, net	$2,557	$3,391

During the second quarter of 2022, in connection with the adoption of a more modern, flexible work environment, the Company undertook a real estate optimization initiative to evaluate future real estate needs and downsize its real estate footprint for owned and leased properties. As a result of this evaluation, during the second quarter of 2022, the Company substantially changed the use or abandoned various properties and assessed for impairment. The Company engaged a third-party real estate specialist to determine the fair value of its owned properties. The valuation primarily considered comparable properties in each market as well as future cash flows. As a result of the impairment analysis, the Company recognized a $706 million charge related to the impairment of owned real estate and related fixed assets, and $223 million associated with the impairment of fixed assets related to leased real estate. These impairments are primarily related to the Managed Care segment. The remainder of the $1,450 million charge relates to right-of-use (ROU) asset impairments, which is included within Other Long-term assets on the balance sheet, refer to Note 9. Leases.

6. Medical Claims Liability

The following table summarizes the change in medical claims liability ($ in millions):

	Six Months Ended June 30,
	2022	2021
Balance, January 1	$14,243	$12,438
Less: Reinsurance recoverable	23	23
Balance, January 1, net	14,220	12,415
Acquisitions and divestitures	249	—
Incurred related to:
Current year	56,179	49,147
Prior years	(1,029)	(1,367)
Total incurred	55,150	47,780
Paid related to:
Current year	42,886	38,618
Prior years	10,161	8,837
Total paid	53,047	47,455
Balance, June 30, net	16,572	12,740
Plus: Reinsurance recoverable	9	23
Balance, June 30	$16,581	$12,763

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. The impact from COVID-19 on healthcare utilization and medical claims submission patterns continues to provide increased estimation uncertainty on the incurred but not reported liability. Additionally, as a result of minimum health benefits ratio (HBR) and other return of premium programs, the Company recorded $48 million and $350 million as a reduction to premium revenue in the six months ended June 30, 2022 and 2021, respectively.

Incurred but not reported (IBNR) plus expected development on reported claims as of June 30, 2022 was $10,752 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

7. Affordable Care Act

The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual medical loss ratio (MLR) and cost sharing reductions.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	June 30, 2022	December 31, 2021
Risk adjustment receivable	$1,096	$522
Risk adjustment payable	(805)	(536)
Minimum medical loss ratio	(255)	(196)
Cost sharing reduction receivable	19	69
Cost sharing reduction payable	(71)	(42)

In June 2022, the Centers for Medicare and Medicaid Services (CMS) announced the final risk adjustment transfers for the 2021 benefit year. As a result of the announcement, the Company increased its risk adjustment net receivables by $403 million from December 31, 2021. After consideration of minimum MLR and other related impacts, the net pre-tax benefit recognized was approximately $368 million for the six months ended June 30, 2022.

8. Debt

Debt consists of the following ($ in millions):

	June 30, 2022	December 31, 2021
$2,500 million 4.25% Senior Notes due December 15, 2027	$2,486	$2,484
$2,300 million 2.45% Senior Notes due July 15, 2028	2,304	2,304
$3,500 million 4.625% Senior Notes due December 15, 2029	3,500	3,500
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes due March 1, 2031	2,200	2,200
$1,300 million 2.625% Senior Notes due August 1, 2031	1,300	1,300
Total senior notes	15,990	15,988
Term loan facility	2,196	2,195
Revolving credit agreement	129	149
Construction loan payable	181	184
Finance leases and other	421	493
Debt issuance costs	(161)	(171)
Total debt	18,756	18,838
Less current portion	(300)	(267)
Long-term debt	$18,456	$18,571

Of the Company's total debt, approximately 15% is variable rate debt tied to London Interbank Offered Rate (LIBOR). The debt agreements that may be impacted by the discontinuation of LIBOR include provisions that the Company believes are sufficient to transition from the existing LIBOR rates to the prevailing successor market rates as necessary.

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

On March 31, 2022, the foreign currency swap settled in connection with its expiration, and the Company received cash proceeds of $35 million. The Company does not hold or issue any derivative instruments for trading or speculative purposes.

Circle Health Debt Refinancing

In May 2022, the Company refinanced certain debt agreements for its Circle Health subsidiary with a new £250 million credit facility maturing in May 2025. The Company recognized a $13 million pre-tax gain on the extinguishment of the existing debt. As of June 30, 2022, £180 million was drawn on the facility, which is included within Finance leases and other in the table above. The new facility is guaranteed by the Company and has similar borrowing rates and covenants to the Company's Revolving Credit Agreement.

Construction Loan

In October 2017, the Company executed a $200 million non-recourse construction loan to fund the expansion of the Company's corporate headquarters. Until final completion of the construction project, which occurred in July 2021, the loan bore interest based on one month LIBOR plus 2.70%, which reduced to LIBOR plus 2.00% at the time construction was completed. The agreement contains financial and non-financial covenants similar to those contained in the Company Credit Facility. The Company guaranteed completion of the construction project associated with the loan. As of June 30, 2022, the Company had $181 million in borrowings outstanding under the loan, which is included in the current portion of long-term debt.

In April 2022, the Company extended the term of the loan for an additional one year. The extension reduced interest on the loan to the Secured Overnight Financing Rate (SOFR) plus 1.85% and matures in April 2023.

Debt Repurchase Program

In June 2022, the Company's Board of Directors authorized a new $1,000 million debt repurchase program in preparation for future debt reductions as part of the Company’s strategic value creation initiatives. There was $1,000 million available under the program as of June 30, 2022.

9. Leases

The following table sets forth the ROU assets and lease liabilities ($ in millions):

	June 30, 2022	December 31, 2021
Assets
ROU assets (recorded within other long-term assets)	$2,720	$3,566

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$204	$204
Long-term (recorded within other long-term liabilities)	3,268	3,619
Total lease liabilities	$3,472	$3,823

As part of the real estate optimization initiative as described in Note 5. Property, Software and Equipment, the Company vacated and abandoned various domestic leased properties. As a result, the Company assessed the ROU assets for impairment. The Company engaged a third-party real estate specialist to determine the recoverability of the leased properties. The valuation primarily considered comparable leased properties in each market and the assessment of potential future rental income that could be generated by the ROU assets. As a result of the Company’s impairment analysis, the Company recognized $521 million of ROU asset impairments in the second quarter of 2022, primarily related to the Managed Care segment. The remainder of the $1,450 million charge was recorded within Property, Software and Equipment, refer to Note 5. Property, Software and Equipment.

As of June 30, 2022, the weighted average remaining lease term for the Company was 20.1 years. The lease liabilities as of June 30, 2022 reflect a weighted average discount rate of 5.7%.

10. Stockholders' Equity

During the quarter ended June 30, 2022, the Company repurchased 4.2 million shares of Centene common stock for $344 million through the Company’s stock repurchase program. The Company made $106 million in additional purchases under the program in July 2022.

In June 2022, the Company's Board of Directors authorized an additional $3,000 million to the Company’s existing stock repurchase program for its common stock, for a total $4,000 million, in preparation for closing of the MagellanRx and PANTHERx divestitures as well as planning for the future. As of June 30, 2022, the Company had a remaining amount of $3,456 million available under the program. The remaining common stock repurchases during the quarter relate to the purchase of shares to satisfy tax withholding requirements in connection with employee equity awards.

11. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Earnings (loss) attributable to Centene Corporation	$(172)	$(535)	$677	$164

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	583,644	582,804	583,435	582,331
Common stock equivalents (as determined by applying the treasury stock method)	—	—	6,791	7,468
Weighted average number of common shares and potential dilutive common shares outstanding	583,644	582,804	590,226	589,799

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$(0.29)	$(0.92)	$1.16	$0.28
Diluted earnings (loss) per common share	$(0.29)	$(0.92)	$1.15	$0.28

The calculation of diluted loss per common share for the three months ended June 30, 2022 and 2021 excludes 6 million shares and 8 million shares, respectively, related to stock options, restricted stock and restricted stock units as their effect would have been anti-dilutive due to the net loss for the quarter.

The calculation of diluted earnings per common share for the six months ended June 30, 2022 and 2021 excludes the impact of 226 thousand shares and 32 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

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

Segment information for the three months ended June 30, 2022, is as follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$33,187	$2,749	$—	$35,936
Total revenues from internal customers	2	3,226	(3,228)	—
Total revenues	$33,189	$5,975	$(3,228)	$35,936
Earnings (loss) from operations	$(130)	$1	$—	$(129)

Segment information for the three months ended June 30, 2021, is as follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$29,588	$1,437	$—	$31,025
Total revenues from internal customers	2	3,122	(3,124)	—
Total revenues	$29,590	$4,559	$(3,124)	$31,025
Earnings (loss) from operations	$(415)	$(3)	$—	$(418)
Segment information for the six months ended June 30, 2022, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$67,706	$5,415	$—	$73,121
Total revenues from internal customers	4	6,675	(6,679)	—
Total revenues	$67,710	$12,090	$(6,679)	$73,121
Earnings from operations	$1,107	$17	$—	$1,124

Segment information for the six months ended June 30, 2021, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$58,190	$2,818	$—	$61,008
Total revenues from internal customers	3	6,008	(6,011)	—
Total revenues	$58,193	$8,826	$(6,011)	$61,008
Earnings from operations	$541	$95	$—	$636

13. Contingencies

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

As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material, except for the reserve estimate as described below with respect to claims or potential claims involving services provided by Envolve Pharmacy Solutions, Inc. (Envolve), as the Company's pharmacy benefits manager (PBM) subsidiary. It is possible that in a particular quarter or annual period the Company's financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including as described below. Except for the proceedings discussed below, the Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow or liquidity.

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

The Company has reached no-fault agreements with the Attorney Generals in 11 states, including Ohio, to resolve claims and/or allegations made by the states related to services provided by Envolve. As a result of the settlement, the Ohio Attorney General’s litigation against the Company was dismissed. Additionally, the Company is in discussions to bring final resolution to similar concerns in other affected states. Consistent with those discussions, the Company recorded a reserve estimate of $1,250 million in the second quarter of 2021 related to this issue, inclusive of the above settlements and rebates that the Company determined in the course of the matter are payable across products. Additional claims, reviews or investigations relating to the Company's PBM business across products may be brought by other states, the federal government or shareholder litigants, and there is no guarantee the Company will have the ability to settle such claims with other states within the reserve estimate the Company has recorded and on other acceptable terms, or at all. This matter is subject to many uncertainties, and an adverse outcome in this matter could have an adverse impact on the Company's financial position, results of operations and cash flows.

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

Value Creation Plan

As introduced in June 2021, our Value Creation Plan is designed to drive margin expansion by leveraging our scale and generating sustainable profitable growth. In addition to creating shareholder value, this plan is an ongoing effort to modernize and improve how we work in order to propel our organization to new levels of success and elevate the member and provider experiences. The three major pillars of the Value Creation Plan are: SG&A expense savings, gross margin expansion, and strategic capital management. The first pillar, SG&A expense savings, includes initiatives targeting improving productivity, driving efficiencies, and reducing costs throughout the organization, including real estate optimization. The second pillar, gross margin expansion, relates to initiatives including bid discipline, clinical initiatives, quality improvement, and pharmacy cost management. The third pillar, strategic capital management, focuses on value-creating capital deployment activities such as stock repurchases, portfolio optimization, and debt and investment management.

From an operational perspective, we continue to move forward with our value creation plan, including the streamlining of certain operations, such as key call centers and utilization management, evaluating our real estate footprint and seeking opportunities for platform consolidation. We are assessing our portfolio and are focused on making strategic decisions and investments to create additional value in the short term and to seek opportunities that position the organization for long-term strength, profitability, growth, and innovation.

In the second quarter of 2022, following a strategic review of our real estate portfolio and the adoption of a more modern, flexible work environment, we initiated a reduction of our real estate footprint and incurred a charge of $1.45 billion related to the impairment of leased and owned real estate and related fixed assets. We incurred impairments of $706 million related to owned real estate, $521 million related to leased real estate, and $223 million related to associated fixed assets. We anticipate additional future charges of approximately $200 million related to real estate optimization. This represents an approximate 70% decrease in domestic leased space and is expected to result in annualized lease expense savings of approximately $200 million.

Additionally, during the second quarter of 2022, our Board of Directors authorized a $3.0 billion increase to our stock repurchase program and a new $1.0 billion debt repurchase program. During 2022, we have repurchased $450 million of our common stock through our stock repurchase program, entered into definitive agreements to sell Magellan Rx as well as our ownership stakes in our Spanish and Central European businesses as part of our ongoing portfolio review, and completed the divestiture of PANTHERx Rare (PANTHERx). We intend to utilize the majority of the proceeds from these divestitures to repurchase additional shares and the balance to reduce debt.

COVID-19 Trends and Uncertainties

The impact of COVID-19 on our business in both the short-term and long-term is uncertain and difficult to predict. The outlook for the remainder of 2022 depends on future developments, including but not limited to: the length and severity of the outbreak

(including new variants, which may be more contagious, more severe or less responsive to treatment or vaccines), the effectiveness of containment actions, the timing and effectiveness of vaccinations and achievement of herd immunity, and the timing and rate at which members return to accessing healthcare. The pandemic and these future developments have impacted and will continue to affect our membership and medical utilization. From the onset of the pandemic in March 2020, our Medicaid membership has increased by 2.9 million members (excluding the new North Carolina membership). The public health emergency (PHE) extension for COVID-19 has been extended to October 2022 with redeterminations eligible to begin in November 2022. However, the PHE may be extended beyond October 2022. Our Ambetter product covers the majority of our Medicaid states, and we believe we are among the best positioned in the healthcare market to capture those transitioning coverage through redeterminations. Our execution plan is well-thought out and we remain agile in working with our state partners and are prepared to support our members and promote continuity of coverage when redeterminations resume.

We continue to watch external trends closely, as COVID-19 costs could increase based upon macro trends. New variants and additional waves of the pandemic could create new dynamics and uncertainties around our expectations.

We are confident we have the team, systems, expertise and financial strength to continue to effectively navigate this challenging pandemic landscape.

Regulatory Trends and Uncertainties

The United States government, policymakers, and healthcare experts continue to discuss and debate various elements of the United States healthcare model. We remain focused on the promise of delivering access to high-quality, affordable healthcare to all of our members and believe we are well positioned to meet the needs of the changing healthcare landscape.

In contrast to previous executive and legislative efforts to restrict or limit certain provisions of the Affordable Care Act (ACA), the American Rescue Act, enacted on March 11, 2021, contained provisions aimed at leveraging Medicaid and the Health Insurance Marketplace to expand health insurance coverage and affordability to consumers. The American Rescue Act authorized an additional $1.9 trillion in federal spending to address the COVID-19 PHE, and contained several provisions designed to increase coverage of certain healthcare services, expand eligibility and benefits, incentivize state Medicaid expansion, and adjust federal financing for state Medicaid programs, the ultimate impact of which remain uncertain. The American Rescue Act enhanced eligibility for the advance premium tax credit for certain enrollees in the Health Insurance Marketplace currently expires on December 31, 2022, and if it is not extended, our Health Insurance Marketplace membership would likely be reduced.

Recently, the Biden Administration has made efforts to address the family glitch in the ACA, which relates to determining who is eligible for premium subsidies. We see this as a significant step in making Marketplace more affordable for working families.

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

Second Quarter 2022 Highlights

Our financial performance for the second quarter of 2022 is summarized as follows:
•Managed care membership of 26.4 million, an increase of 1.8 million members, or 7% year-over-year.
•Total revenues of $35.9 billion, representing 16% growth year-over-year.
•Premium and service revenues of $34.0 billion, representing 18% growth year-over-year.
•HBR of 86.7%, compared to 88.3% for the second quarter of 2021.
•SG&A expense ratio of 8.2%, compared to 7.4% for the second quarter of 2021.
•Adjusted SG&A expense ratio of 8.2%, compared to 7.3% for the second quarter of 2021.
•Operating cash flows of $3.4 billion for the second quarter of 2022.

•Diluted loss per share of $(0.29), compared to $(0.92) for the second quarter of 2021. The second quarter loss was driven by a pre-tax real estate impairment charge of $1.45 billion ($1.80 per share after-tax), related to the reduction in our real estate footprint. The diluted loss per share in 2021 was driven by the recording of a legal settlement reserve estimate of $1.25 billion ($1.78 per share after-tax).
•Adjusted diluted earnings per share (EPS) of $1.77, compared to $1.25 for the second quarter of 2021.
A reconciliation from GAAP diluted earnings (loss) per share to adjusted diluted EPS is highlighted below, and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended June 30,
	2022	2021
GAAP diluted earnings (loss) per share attributable to Centene	$(0.29)	$(0.92)
Amortization of acquired intangible assets	0.34	0.33
Acquisition and divestiture related expenses	0.04	0.07
Other adjustments (1)	2.45	2.23
Income tax effects of adjustments (2)	(0.77)	(0.46)
Adjusted diluted EPS	$1.77	$1.25
(1) Other adjustments include the following pre-tax items:

(a) for the three months ended June 30, 2022: real estate impairments of $1,454 million, or $2.46 per share ($1.80 after-tax), gain on debt extinguishment of $13 million, or $0.02 per share, and costs related to the pharmacy benefits management (PBM) legal settlement of $4 million, or $0.01 per share;

(b) for the three months ended June 30, 2021: PBM legal settlement expense of $1,250 million, or $2.12 per share ($1.78 after-tax), a reduction to the previously reported gain on divestiture of certain products of our Illinois health plan of $62 million, or $0.10 per share, severance costs of $2 million, or $0.00 per share, and the $0.01 impact of 8 million diluted shares in the calculation of adjusted diluted EPS.

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. The three and six months ended June 30, 2022 also include a $0.03 per share increase to the tax benefit on the previously reported non-cash impairment of our equity method investment in RxAdvance.

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

•Eligibility Redeterminations. Revenue growth was driven by organic Medicaid growth due to the ongoing suspension of eligibility redeterminations as well as Medicare membership growth during the annual enrollment period.

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

•Magellan Health, Inc. (Magellan). In January 2022, we acquired all of the issued and outstanding shares of Magellan for approximately $2.6 billion.

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

In addition, we have been negatively impacted by the previously disclosed carve out of California pharmacy services effective January 2022, which occurred in connection with the state’s transition of pharmacy services from managed care to fee for service, and the decrease in the number of our Medicare members in a 4.0 star or above plan for the 2022 bonus year.

We expect the following items to impact to our future results of operations:

•In July 2022, as part of our previously announced review of strategic alternatives for our international portfolio, we signed a definitive agreement to sell our ownership stakes in our Spanish and Central European businesses, including Ribera Salud, Torrejón Salud, and Pro Diagnostics Group. The transaction is expected to close by the end of 2022.

•In July 2022, we completed the previously announced sale of PANTHERx. The divestiture illustrates our continued progress on the Value Creation Plan.

•In July 2022, we announced our subsidiary, Delaware First Health, was awarded contracts for the statewide Medicaid Managed Care programs. The new contracts are anticipated to begin January 1, 2023.

•In July 2022, our subsidiary, Home State Health, commenced the MO HealthNet Managed Care General Plan and Specialty Plan contracts. Under the General Plan, Home State will continue serving multiple MO HealthNet programs including Children's Health Insurance (CHIP) members and the state's newly implemented Medicaid expansion population, across all regions of Missouri. Additionally, as the sole provider of the newly awarded Specialty Plan, Home State now serves approximately 50,000 foster children and children receiving adoption subsidy assistance.

•In May 2022, we signed a definitive agreement to sell Magellan Rx as part of our ongoing portfolio review. The transaction is expected to close by the end of 2022.

•In March 2022, we announced our subsidiary, Managed Health Services, was selected by the Indiana Department of Administration to continue serving Hoosier Healthwise and Health Indiana Plan members with Medicaid and Medicaid alternative managed care and care coordination services. The new contract is anticipated to begin January 1, 2023.

•In February 2022, our Louisiana subsidiary, Louisiana Healthcare Connections, was awarded a Medicaid contract by the Louisiana Department of Health to continue administering quality, integrated healthcare services to members across the state. The contract is expected to commence in January 2023.

•In January 2022, our Nevada subsidiary, SilverSummit Healthplan, Inc., commenced the contract awarded from the Nevada Department of Health and Human Services - Health Care Financing and Policy to continue providing managed care services for its Medicaid Managed Care program in both Clark and Washoe Counties.

•In October 2021, Centers for Medicare and Medicaid Services (CMS) published updated Medicare Star quality ratings for the 2022 rating year. Over 50% of our Medicare members are in a 4.0 star or above plan for the 2023 bonus year, compared to approximately 30% for the 2022 bonus year. This increase in Star quality ratings is primarily due to certain disaster relief provisions, which we do not expect to be applicable in future years. As a result, we expect to experience a meaningful decrease to our Star ratings for the 2023 Star rating year, which impacts the 2024 bonus year, followed by a subsequent increase to our Star ratings for the 2024 Star rating year, which impacts the 2025 bonus year.

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

•In August 2021, our Ohio subsidiary, Buckeye Health Plan, was awarded a Medicaid contract by the Ohio Department of Medicaid to continue servicing members with quality healthcare, coordinated services, and benefits. The contract is expected to commence in December 2022.

•We expect Medicaid eligibility redeterminations to begin in November 2022, although it could be extended into early 2023.

•We will be negatively impacted by the anticipated carve out of Ohio pharmacy services in the second half of 2022 in connection with the state's transition of pharmacy services from managed care to a single PBM.

•We may be negatively impacted by potential Medicaid state rate actions and risk corridor mechanisms as a result of the COVID-19 pandemic.

•We may be negatively impacted by the expiration of the enhanced Advanced Premium Tax Credits (eAPTC) which, if not extended by the end of September, will expire in December 2022.

MEMBERSHIP

From June 30, 2021 to June 30, 2022, we increased our managed care membership by 1.8 million, or 7%. The following table sets forth our membership by line of business:

	June 30, 2022	December 31, 2021	June 30, 2021
Traditional Medicaid (1)	13,758,000	13,328,400	12,492,600
High Acuity Medicaid (2)	1,688,000	1,686,100	1,531,000
Total Medicaid	15,446,000	15,014,500	14,023,600
Commercial Marketplace	2,033,300	2,140,500	2,040,900
Commercial Group	448,700	462,100	479,500
Total Commercial	2,482,000	2,602,600	2,520,400
Medicare (3)	1,483,900	1,252,200	1,182,900
Medicare PDP	4,165,500	4,070,500	4,064,500
Total at-risk membership (4)	23,577,400	22,939,800	21,791,400
TRICARE eligibles	2,862,400	2,874,700	2,881,400
Total	26,439,800	25,814,500	24,672,800

(1) Membership includes TANF, Medicaid Expansion, CHIP, Foster Care and Behavioral Health.
(2) Membership includes ABD, IDD, LTSS and MMP Duals.
(3) Membership includes Medicare Advantage and Medicare Supplement.
(4) Membership includes 1,252,600, 1,178,000, and 1,131,900 dual-eligible beneficiaries for the periods ending June 30, 2022, December 31, 2021, and June 30, 2021, respectively.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and six months ended June 30, 2022 and 2021, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and six months ended June 30, 2022 and 2021 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Premium	$31,510	$27,627	14%	$63,399	$54,560	16%
Service	2,458	1,235	99%	4,801	2,416	99%
Premium and service revenues	33,968	28,862	18%	68,200	56,976	20%
Premium tax	1,968	2,163	(9)%	4,921	4,032	22%
Total revenues	35,936	31,025	16%	73,121	61,008	20%
Medical costs	27,312	24,389	12%	55,150	47,780	15%
Cost of services	2,099	1,107	90%	4,087	2,155	90%
Selling, general and administrative expenses	2,800	2,139	31%	5,545	4,373	27%
Depreciation expense	164	134	22%	320	267	20%
Amortization of acquired intangible assets	199	188	6%	398	383	4%
Premium tax expense	2,041	2,236	(9)%	5,047	4,164	21%
Impairment	1,450	—	n.m.	1,450	—	n.m.
Legal settlement	—	1,250	n.m.	—	1,250	n.m.
Earnings (loss) from operations	(129)	(418)	69%	1,124	636	77%
Investment and other income	42	39	8%	94	142	(34)%
Debt extinguishment	13	—	n.m.	16	(46)	135%
Interest expense	(162)	(163)	1%	(322)	(333)	3%
Earnings (loss) before income tax	(236)	(542)	56%	912	399	129%
Income tax expense (benefit)	(65)	(7)	n.m.	231	237	(3)%
Net earnings (loss)	(171)	(535)	68%	681	162	320%
(Earnings) loss attributable to noncontrolling interests	(1)	—	n.m.	(4)	2	(300)%
Net earnings (loss) attributable to Centene Corporation	$(172)	$(535)	68%	$677	$164	313%
Diluted earnings (loss) per common share attributable to Centene Corporation	$(0.29)	$(0.92)	68%	$1.15	$0.28	311%
n.m.: not meaningful

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Total Revenues

The following table sets forth supplemental revenue information for the three months ended June 30, ($ in millions):

	2022	2021	% Change
Medicaid	$22,458	$20,797	8%
Commercial	4,556	4,110	11%
Medicare (1)	5,639	4,464	26%
Other	3,283	1,654	98%
Total Revenues	$35,936	$31,025	16%

(1) Medicare includes Medicare Advantage, Medicare Supplement and Medicare PDP.

Total revenues increased 16% in the three months ended June 30, 2022 over the corresponding period in 2021, driven by organic Medicaid growth, primarily due to the ongoing suspension of eligibility redeterminations, 25% membership growth in the Medicare business (19% growth since December 31, 2021), our recent acquisitions of Magellan and Circle Health, and the commencement of our contracts in North Carolina.

Operating Expenses

Medical Costs

The HBR for the three months ended June 30, 2022, was 86.7%, compared to 88.3% in the same period in 2021. The HBR for the second quarter of 2022 was positively impacted by favorable performance in Marketplace driven by pricing actions and a return to more normalized utilization compared to the second quarter of 2021. Additionally, the second quarter of 2021 was negatively impacted by unfavorable 2020 risk adjustment, while the second quarter of 2022 was favorably impacted by 2021 risk adjustment.

Cost of Services

Cost of services increased by $992 million in the three months ended June 30, 2022, compared to the corresponding period in 2021, primarily attributable to newly acquired businesses, including Magellan and Circle Health. The cost of service ratio for the three months ended June 30, 2022, was 85.4%, compared to 89.6% in the same period in 2021. The decrease in the cost of service ratio was driven by the acquisition of the Circle Health business, which operates at a lower cost of service ratio.

Selling, General & Administrative Expenses

The SG&A expense ratio was 8.2% for the second quarter of 2022, compared to 7.4% in the second quarter of 2021. The adjusted SG&A expense ratio was 8.2% for the second quarter of 2022, compared to 7.3% in the second quarter of 2021. The increases were due to the additions of the Magellan and Circle Health businesses, which operate at higher SG&A expense ratios due to the nature of their respective businesses along with increased costs associated with risk adjustment improvement efforts, Medicare broker commissions and variable compensation. These impacts were partially offset by the leveraging of expenses over higher revenues as a result of increased membership.

Impairment

During the second quarter of 2022, we recorded an impairment charge of $1.45 billion related to the reduction of our real estate footprint consisting of leased and owned real estate assets and related fixed assets.

Legal Settlement

During the second quarter of 2021, we recorded a legal settlement reserve estimate of $1.25 billion (inclusive of the Ohio and Mississippi settlements) related to services provided by Envolve Pharmacy Solutions, Inc. (Envolve), our PBM subsidiary, essentially during 2017 and 2018.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended June 30, ($ in millions):

	2022	2021
Investment and other income	$42	$39
Debt extinguishment	13	—
Interest expense	(162)	(163)
Other income (expense), net	$(107)	$(124)

Investment and other income. Investment and other income increased by $3 million in the three months ended June 30, 2022 compared to the corresponding period in 2021.

Debt extinguishment. In May 2022, we recognized a $13 million pre-tax gain on the extinguishment of debt related to the refinancing of debt for our of Circle Health subsidiary.

Interest expense. Interest expense decreased by $1 million in the three months ended June 30, 2022 compared to the corresponding period in 2021.

Income Tax Expense

For the three months ended June 30, 2022, we recorded income tax benefit of $65 million on pre-tax loss of $236 million, or an effective tax rate of 27.7%. For the second quarter of 2022, our effective tax rate on adjusted earnings was 27.1%. For the three months ended June 30, 2021, we recorded an income tax benefit of $7 million on a pre-tax loss of $542 million, or an effective tax rate of 1.3%. The effective tax rate for the second quarter of 2021 reflects the partial non-deductibility of the legal settlement reserve. For the second quarter of 2021, our effective tax rate on adjusted earnings was 26.3%.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended June 30, ($ in millions):

	2022	2021	% Change
Total Revenues
Managed Care	$33,189	$29,590	12%
Specialty Services	5,975	4,559	31%
Eliminations	(3,228)	(3,124)	(3)%
Consolidated Total	$35,936	$31,025	16%
Earnings from Operations
Managed Care	$(130)	$(415)	69%
Specialty Services	1	(3)	133%
Consolidated Total	$(129)	$(418)	69%

Managed Care

Total revenues increased 12% in the three months ended June 30, 2022, compared to the corresponding period in 2021. The increase was due to organic Medicaid growth, partially due to the ongoing suspension of eligibility redeterminations, membership growth in the Medicare business, our recent acquisition of Circle Health, and the commencement of our contracts in North Carolina. Earnings from operations increased $285 million between years primarily as a result of Medicaid and Medicare membership growth, 2021 risk adjustment in 2022, lower traditional utilization in the Marketplace business, profitability growth in the PDP business, offset by the $1.45 billion pre-tax real estate impairment. 2021 was negatively impacted by a legal settlement reserve estimate of $1.25 billion related to services provided by Envolve.

Specialty Services

Total revenues increased 31% in the three months ended June 30, 2022, compared to the corresponding period in 2021, resulting primarily from our recent acquisition of Magellan as well as from our specialty pharmacy businesses. Earnings from operations increased $4 million in the three months ended June 30, 2022, compared to the corresponding period in 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Total Revenues

The following table sets forth supplemental revenue information for the six months ended June 30, ($ in millions):

	2022	2021	% Change
Medicaid	$46,534	$40,988	14%
Commercial	8,688	8,008	8%
Medicare (1)	11,396	8,803	29%
Other	6,503	3,209	103%
Total Revenues	$73,121	$61,008	20%

(1) Medicare includes Medicare Advantage, Medicare Supplement and Medicare PDP.

Total revenues increased 20% in the six months ended June 30, 2022 over the corresponding period in 2021 primarily due to Medicaid membership growth resulting from the ongoing suspension of eligibility redeterminations, membership growth in the Medicare business, our recent acquisitions of Magellan and Circle Health, and the commencement of our contracts in North Carolina, and additional premium tax revenue and retroactive state directed payments.

Operating Expenses

Medical Costs

The HBR for the six months ended June 30, 2022 was 87.0%, compared to 87.6% in the same period in 2021. The HBR for 2022 was positively impacted by favorable performance in Marketplace driven by pricing actions and a return to more normalized utilization compared to the second quarter of 2021. Additionally, the second quarter of 2021 was negatively impacted by unfavorable 2020 risk adjustment, while the second quarter of 2022 was favorably impacted by 2021 risk adjustment.

Cost of Services

Cost of services increased by $1.9 billion in the six months ended June 30, 2022, compared to the corresponding period in 2021, primarily attributable to newly acquired businesses, including Magellan and Circle Health. The cost of service ratio for the six months ended June 30, 2022, was 85.1%, compared to 89.2% in the same period in 2021. The decrease in the cost of service ratio was driven by the acquisition of the Circle Health business, which operates at a lower cost of service ratio.

Selling, General & Administrative Expenses

The SG&A expense ratio for the six months ended June 30, 2022 was 8.1%, compared to 7.7% for the corresponding period in 2021. The adjusted SG&A expense ratio for the six months ended June 30, 2022 was 7.9%, compared to 7.4% for the six months ended June 30, 2021. The increases were due to the additions of the Magellan and Circle Health businesses, which operate at higher SG&A ratios due to the nature of their respective businesses along with increased risk adjustment costs, Medicare broker commissions and variable compensation. These impacts were partially offset by the leveraging of expenses over high revenues as a result of increased membership as well as reduced restructuring charges compared to 2021.

Impairment

During the second quarter of 2022, we recorded an impairment charge of $1.45 billion related to the reduction of our real estate footprint consisting of leased and owned real estate assets and related fixed assets.

Legal Settlement

During the second quarter of 2021, we recorded a legal settlement reserve estimate of $1.25 billion (inclusive of the Ohio and Mississippi settlements) related to services provided by Envolve, our PBM subsidiary, essentially during 2017 and 2018.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the six months ended June 30, ($ in millions):

	2022	2021
Investment and other income	$94	$142
Debt extinguishment	16	(46)
Interest expense	(322)	(333)
Other income (expense), net	$(212)	$(237)

Investment and other income. Investment and other income decreased by $48 million in the six months ended June 30, 2022 compared to the corresponding period in 2021, driven by decreases in the performance of our deferred compensation investment fund portfolio, which fluctuate with their underlying investments. The losses from our deferred compensation portfolio were substantially offset by decreases in deferred compensation expense, recorded in SG&A expense. These decreases were partially offset by higher interest rates.

Debt extinguishment. In May 2022, we recognized a $13 million pre-tax gain on the extinguishment of debt related to the refinancing of debt for our of Circle Health subsidiary. The 2022 debt extinguishment also includes an immaterial gain related to the redemption of Magellan’s outstanding senior notes in January 2022. In February 2021, we tendered or redeemed all of our outstanding $2.2 billion 4.75% Senior Notes, due 2025 and recognized a pre-tax loss on extinguishment of approximately $46 million. The loss includes the call premium and the write-off of unamortized premium and debt issuance costs.

Interest expense. Interest expense decreased by $11 million in the six months ended June 30, 2022, compared to the corresponding period in 2021, driven by our 2022 and 2021 refinancing actions.

Income Tax Expense

For the six months ended June 30, 2022, we recorded income tax expense of $231 million on pre-tax earnings of $912 million, or an effective tax rate of 25.3%. For the six months ended June 30, 2022, our effective tax rate on adjusted earnings was 26.1%. For the six months ended June 30, 2021, we recorded income tax expense of $237 million on pre-tax earnings of $399 million, or an effective tax rate of 59.4%, which reflects the partial non-deductibility of the legal settlement reserve.

Segment Results

The following table summarizes our consolidated operating results by segment for the six months ended June 30, ($ in millions):

	2022	2021	% Change
Total Revenues
Managed Care	$67,710	$58,193	16%
Specialty Services	12,090	8,826	37%
Eliminations	(6,679)	(6,011)	(11)%
Consolidated Total	$73,121	$61,008	20%
Earnings from Operations
Managed Care	$1,107	$541	105%
Specialty Services	17	95	(82)%
Consolidated Total	$1,124	$636	77%

Managed Care

Total revenues increased 16% in the six months ended June 30, 2022, compared to the corresponding period in 2021, driven by organic Medicaid growth, partially due to the ongoing suspension of eligibility redeterminations, membership growth in the Medicare business, our recent acquisition of Circle Health, the commencement of our contracts in North Carolina, along with premium tax revenue and retroactive state directed payments. Earnings from operations increased $566 million between years primarily as a result of Medicaid and Medicare membership growth, 2021 risk adjustment in 2022, lower traditional utilization in the Marketplace business, profitability growth in the PDP business, and the acquisition of Circle Health, partially offset by the $1.45 billion pre-tax real estate impairment. 2021 was negatively impacted by the legal settlement reserve estimate of $1.25 billion related to services provided by Envolve and higher utilization in the Marketplace business in 2021.

Specialty Services

Total revenues increased 37% in the six months ended June 30, 2022, compared to the corresponding period in 2021, resulting primarily from our recent acquisition of Magellan as well as from our specialty pharmacy businesses, increased services associated with membership growth in the Managed Care segment, and new contracts in our correctional business. Earnings from operations decreased $78 million in the six months ended June 30, 2022, compared to the corresponding period in 2021, primarily due to declining operations in our PBM business, the shift of margin to our managed care segment for our internal dental and vision businesses, as well as a non-recurring item in our federal services business. Decreases in operations were partially offset by the Magellan Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$4,505	$1,728
Net cash used in investing activities	(3,145)	(1,420)
Net cash used in financing activities	(984)	(46)
Effect of exchange rate changes on cash and cash equivalents	(9)	(24)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$367	$238

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $4.5 billion in the six months ended June 30, 2022 compared to providing cash of $1.7 billion in the comparable period in 2021. Cash flows provided by operations in 2022 was driven by net earnings before the non-cash real estate impairment charge and an increase in medical claims liabilities partially due to timing of state directed payments.

Cash flows provided by operations in 2021 were due to net earnings before the legal settlement reserve, an increase in state risk adjustments and risk sharing mechanism payables, partially offset by the timing of payments from our state customers.

Cash Flows Used in Investing Activities

Investing activities used cash of $3.1 billion in the six months ended June 30, 2022, and $1.4 billion in the comparable period in 2021. Cash flows used in investing activities in 2022 primarily consisted of our acquisition of Magellan and net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments).

Cash flows used in investing activities in 2021 primarily consisted of the net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures.

We spent $524 million and $437 million in the six months ended June 30, 2022 and 2021, respectively, on capital expenditures for system enhancements, market growth, and our corporate and regional buildings.

As of June 30, 2022, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.6 years. We had unregulated cash and cash equivalents of $782 million at June 30, 2022, including $299 million in our international subsidiaries (a material portion of which is expected to be used to satisfy contractual obligations), compared to $2.7 billion at December 31, 2021, including $430 million in our international subsidiaries. Unregulated cash was substantially reduced in January 2022 upon the closing of the Magellan Acquisition for the purchase price payment and corresponding closing costs. Unregulated cash and investments include private equity investments and company owned life insurance contracts.

Cash Flows Used in Financing Activities

Financing activities used cash of $984 million in the six months ended June 30, 2022, compared to using cash of $46 million in the comparable period in 2021. Financing activities in 2022 were driven by the redemption of Magellan's outstanding debt of $535 million acquired in the transaction using Magellan's cash on hand and stock repurchases of $344 million. In 2021, net financing activities were driven by to costs associated with our debt refinancing, offset by increased borrowings.

Liquidity Metrics

In June 2022, our Board of Directors approved an increase to the existing stock repurchase program for Centene’s common stock by $3.0 billion. We have approximately $3.5 billion remaining under the program for repurchases as of June 30, 2022.

From time to time, we raise capital through the issuance of debt in the form of senior notes or make decisions to repurchase shares or reduce debt as part of our capital allocation strategy. As of June 30, 2022, we had an aggregate principal amount of $16.0 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain restrictive covenants. As of June 30, 2022, we were in compliance with all covenants. Refer to Note 8. Debt for further information regarding the issuance and redemption of senior notes and Note 10. Stockholders' Equity for information on stock repurchases.

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains customary covenants as well as financial covenants including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 4.0 to 1.0. As of June 30, 2022, we had $129 million of borrowings outstanding under our Revolving Credit Facility, $2.2 billion of borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of June 30, 2022, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $172 million as of June 30, 2022, which were not part of our revolving credit facility. The letters of credit bore weighted interest of 0.6% as of June 30, 2022. In addition, we had outstanding surety bonds of $1.4 billion as of June 30, 2022.

At June 30, 2022, we had working capital, defined as current assets less current liabilities, of $3.3 billion, compared to $2.7 billion at December 31, 2021. The increase as of June 30, 2022 was driven by the reclassification of PANTHERx assets and liabilities held for sale. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At June 30, 2022, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 41.5%, compared to 41.2% at December 31, 2021. Excluding $181 million of non-recourse debt, our debt to capital ratio was 41.3% as of June 30, 2022, compared to $184 million and 40.9% at December 31, 2021. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2022 Expectations

During the remainder of 2022, we expect to receive net dividends from our insurance subsidiaries of approximately $610 million and spend approximately $550 million in additional capital expenditures primarily associated with system enhancements and the completion of our office in Charlotte, North Carolina. In July 2022, we made $106 million in additional purchases through our stock repurchase program and intend to utilize the majority of the proceeds from the recently completed PANTHERx sale to repurchase additional shares and the balance to reduce debt.

If the previously announced divestitures of Magellan Rx or our Spanish and Central European operations close in 2022, we would have additional proceeds to utilize for additional share repurchases and debt reduction.

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

We intend to continue to evaluate strategic actions in connection with our Value Creation Plan, targeting initiatives to improve productivity, efficiencies and reduced organizational costs, as well as capital deployment activities, including stock repurchases, portfolio optimization and the evaluation of refinancing opportunities. In addition to creating shareholder value, this plan encompasses a larger organizational mission to enhance our member and provider experience, improve outcomes for our members, and to initiate new ways of doing business that make Centene a great partner in all aspects of our operations.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the six months ended June 30, 2022, we received dividends of $500 million from and made $428 million of capital contributions to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate risk-based capital (RBC) level as of December 31, 2021, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We intend to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2022.

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

The NAIC has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of June 30, 2022, each of our health plans was in compliance with the RBC requirements enacted in those states.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of June 30, 2022, we had short-term investments of $1.8 billion and long-term investments of $14.9 billion, including restricted deposits of $1.2 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset-backed securities and equity securities and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2022, the fair value of our fixed income investments would decrease by approximately $554 million.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On January 4, 2022, we acquired Magellan. Management is currently in the process of evaluating the internal controls and procedures of Magellan and plans to integrate Magellan's internal control over financial reporting with our existing internal control over financial reporting. This integration may lead to changes in the internal control over financial reporting for us or the acquired Magellan business in future periods. Management expects the integration process to continue throughout the year and be completed during 2022.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 13. Contingencies to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the risk factors set forth in Part I - Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"), investors should carefully consider the following risk factor, which has been updated to reflect the impairment charges related to our real estate portfolio evaluation. This risk should be read in conjunction with the risk factors set forth in the 2021 Form 10-K and the other information contained in this report and our other filings with the Securities and Exchange Commission.

An impairment charge with respect to our real estate portfolio, recorded goodwill and intangible assets could have a material impact on our results of operations.

In connection with the evaluation of our real estate portfolio, we are downsizing our leased space and have evaluated whether the carrying value of our owned real estate may be impaired. As a result, we have incurred a charge of $744 million related to leased real estate and associated fixed asset impairments and a charge of $706 million related to owned real estate impairments in the second quarter of 2022. We anticipate additional future charges of approximately $200 million related to real estate optimization. We also periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. Changes in business strategy, government regulations or economic or market conditions have resulted and may result in impairments of our real estate portfolio, goodwill and other intangible assets at any time in the future. Our judgments regarding the existence of impairment indicators are based on, among other things, legal factors, market conditions, and operational performance. For example, the non-renewal of our health plan contracts with the state in which they operate may be an indicator of impairment. If an event or events occur that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets, such revision could result in a non-cash impairment charge that could have a material impact on our results of operations in the period in which the impairment occurs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2022, our Board of Directors approved an additional $3.0 billion to the Company's existing stock repurchase program for its common stock for a total $4.0 billion. During the second quarter, we purchased 4.2 million shares of Centene common stock for $344 million through our stock repurchase program. We have approximately $3.5 billion remaining under the program for repurchases as of June 30, 2022. The stock repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 and accelerated share repurchases), the amounts and timing of which are subject to our discretion as part of our capital allocation strategy, and may be based upon general market conditions and the prevailing price and trading volumes of our common stock. No duration has been placed on the repurchase program.

Issuer Purchases of Equity Securities Second Quarter 2022 (shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions) (2)
April 1, 2022 - April 30, 2022	21	$86.63	—	$800
May 1, 2022 - May 31, 2022	2,452	82.04	2,438	600
June 1, 2022 - June 30, 2022	1,775	82.49	1,750	3,456
Total	4,248	$82.25	4,188	$3,456
(1) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) In June 2022, the Company's Board of Directors approved a $3.0 billion increase to the Company's existing stock repurchase program for its common stock. A remaining amount of approximately $3.5 billion is available under the program as of June 30, 2022.

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation of Centene Corporation, dated April 27, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2021).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Centene Corporation, dated April 26, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2022).

3.3
Amended and Restated By-laws of Centene Corporation, effective April 26, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2022).

10.1*	Executive Employment Agreement between Centene Corporation and Sarah M. London, dated April 27, 2022.

10.2*	Executive Employment Agreement between Centene Corporation and Brent Layton, dated April 27, 2022.

10.3*	Executive Employment Agreement between Centene Corporation and Andrew Asher, dated April 28, 2022.

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 26, 2022.

CENTENE CORPORATION

By:	/s/ SARAH M. LONDON
Chief Executive Officer (principal executive officer)

By:	/s/ ANDREW L. ASHER
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ KATIE N. CASSO
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)