Form 10-Q
period 2022-09-30
CENTENE CORP
filed 2022-10-25
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of October 14, 2022, the registrant had 566,259,693 shares of common stock outstanding.

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
i

•changes in federal or state laws or regulations, including changes with respect to income tax reform or government healthcare programs as well as changes with respect to the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively referred to as the ACA) and any regulations enacted thereunder that may result from changing political conditions, the current administration or judicial actions;
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
•the difficulty of predicting the timing or outcome of legal or regulatory proceedings or matters, including, but not limited to, our ability to resolve claims and/or allegations made by states with regard to past practices, including at Envolve Pharmacy Solutions, Inc. (Envolve), as our pharmacy benefits manager (PBM) subsidiary, within the reserve estimate we previously recorded and on other acceptable terms, or at all, or whether additional claims, reviews or investigations relating to our PBM business will be brought by states, the federal government or shareholder litigants, or government investigations;
•the timing and extent of benefits from our value creation strategy, including the possibility that the benefits received may be lower than expected, may not occur, or will not be realized within the expected time periods;
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

Non-GAAP Financial Presentation

The Company is providing certain non-GAAP financial measures in this report, as the Company believes that these figures are helpful in allowing investors to more accurately assess the ongoing nature of the Company's operations and measure the Company's performance more consistently across periods. The Company uses the presented non-GAAP financial measures internally in evaluating the Company’s performance and for planning purposes, by allowing management to focus on period-to-period changes in the Company's core business operations, and in determining employee incentive compensation. Therefore, the Company believes that this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional non-GAAP financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets and acquisition and divestiture related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company's core performance over time. The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

GAAP net earnings attributable to Centene	$738	$584	$1,415	$748
Amortization of acquired intangible assets	211	198	609	581
Acquisition and divestiture related expenses	30	54	149	141
Other adjustments (1)	(222)	11	1,225	1,427
Income tax effects of adjustments (2)	(2)	(102)	(521)	(455)
Adjusted net earnings	$755	$745	$2,877	$2,442

GAAP diluted earnings per share (EPS) attributable to Centene	$1.27	$0.99	$2.41	$1.27
Amortization of acquired intangible assets	0.36	0.34	1.04	0.98
Acquisition and divestiture related expenses	0.05	0.09	0.25	0.24
Other adjustments (1)	(0.38)	0.01	2.09	2.42
Income tax effects of adjustments (2)	—	(0.17)	(0.89)	(0.77)
Adjusted diluted EPS	$1.30	$1.26	$4.90	$4.14
(1) Other adjustments include the following pre-tax items:
2022:
(a) for the three months ended September 30, 2022: PANTHERx Rare (PANTHERx) divestiture gain of $490 million, or $0.84 per share ($0.65 after-tax), the impairment of assets associated with the pending divestiture of the Spanish and Central European businesses of $165 million, or $0.28 per share ($0.23 after-tax), real estate impairments of $127 million, or $0.22 per share ($0.16 after-tax), an increase to the previously reported gain on the divestiture of U.S. Medical Management (USMM) due to the finalization of working capital adjustments of $13 million, or $0.02 per share ($0.01 after-tax), gain on debt extinguishment related to the repurchases of senior notes of $10 million, or $0.02 per share ($0.01 after-tax), and an adjustment to the costs related to the PBM legal settlement of $1 million, or $0.00 per share ($0.00 after-tax);

(b) for the nine months ended September 30, 2022: real estate impairments of $1,581 million, or $2.69 per share ($1.98 after-tax), PANTHERx divestiture gain of $490 million, or $0.83 per share ($0.65 after-tax), the impairment of assets associated with the pending divestiture of the Spanish and Central European businesses of $165 million, or $0.28 per share ($0.23 after-tax), gain on debt extinguishment of $23 million, or $0.04 per share ($0.03 after-tax), an increase to the previously reported gain related to the divestiture of USMM due to the finalization of working capital adjustments of $13 million, or $0.02 per share ($0.02 after-tax), and costs related to the PBM legal settlement of $5 million, or $0.01 per share ($0.01 after-tax).

2021:
(a) for the three months ended September 30, 2021: non-cash gain related to the acquisition of the remaining 60% interest of Circle Health of $309 million, or $0.52 per share ($0.52 after-tax), non-cash impairment of our equity method investment in RxAdvance of $229 million, or $0.38 per share ($0.35 after-tax), debt extinguishment costs of $79 million, or $0.13 per share ($0.10 after-tax), PBM legal settlement expense of $11 million, or $0.02 per share ($0.01 after-tax), and severance costs due to a restructuring of $1 million, or $0.00 per share ($0.00 after-tax);

(b) for the nine months ended September 30, 2021: PBM legal settlement expense of $1,261 million, or $2.13 per share ($1.79 after-tax), non-cash gain related to the acquisition of the remaining 60% interest of Circle Health of $309 million, or $0.52 per share ($0.52 after-tax), non-cash impairment of our equity method investment in RxAdvance of $229 million, or $0.39 per share ($0.35 after-tax), debt extinguishment costs of $125 million, or $0.21 per share ($0.16 after-tax), a reduction to the previously reported gain on divestiture of certain products of our Illinois health plan of $62 million, or $0.11 per share ($0.08 after-tax), and severance costs due to a restructuring of $59 million, or $0.10 per share ($0.07 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. The nine months ended September 30, 2022 also include an $18 million, or $0.03 per share, increase to the tax benefit on the previously reported non-cash impairment of our equity method investment in RxAdvance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

GAAP selling, general and administrative expenses	$2,846	$2,537	$8,391	$6,910
Less:
Acquisition and divestiture related expenses	28	41	149	126
Restructuring costs	—	1	—	59
Costs related to the PBM legal settlement	1	11	5	11
Real estate optimization	3	—	7	—
Adjusted selling, general and administrative expenses	$2,814	$2,484	$8,230	$6,714
Note: Beginning in 2022, we have included a separate line item for depreciation expense on the Consolidated Statements of Operations, which was previously included in selling, general and administrative (SG&A) expenses. Prior period SG&A expenses have been conformed to the current presentation.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,987	$13,118
Premium and trade receivables	13,770	12,238
Short-term investments	2,191	1,539
Other current assets	2,327	1,602
Total current assets	33,275	28,497
Long-term investments	14,053	14,043
Restricted deposits	1,205	1,068
Property, software and equipment, net	2,479	3,391
Goodwill	20,040	19,771
Intangible assets, net	7,523	7,824
Other long-term assets	2,597	3,781
Total assets	$81,172	$78,375
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Medical claims liability	$16,465	$14,243
Accounts payable and accrued expenses	9,995	8,493
Return of premium payable	2,205	2,328
Unearned revenue	2,416	434
Current portion of long-term debt	249	267
Total current liabilities	31,330	25,765
Long-term debt	18,084	18,571
Deferred tax liability	480	1,407
Other long-term liabilities	5,678	5,610
Total liabilities	55,572	51,353
Commitments and contingencies
Redeemable noncontrolling interests	66	82
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 606,931 issued and 570,091 outstanding at September 30, 2022, and 602,704 issued and 582,479 outstanding at December 31, 2021	1	1
Additional paid-in capital	19,774	19,672
Accumulated other comprehensive earnings	(1,394)	77
Retained earnings	9,554	8,139
Treasury stock, at cost (36,840 and 20,225 shares, respectively)	(2,557)	(1,094)
Total Centene stockholders’ equity	25,378	26,795
Nonredeemable noncontrolling interest	156	145
Total stockholders’ equity	25,534	26,940
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$81,172	$78,375
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Premium	$31,848	$28,876	$95,247	$83,436
Service	1,878	1,638	6,679	4,054
Premium and service revenues	33,726	30,514	101,926	87,490
Premium tax	2,139	1,892	7,060	5,924
Total revenues	35,865	32,406	108,986	93,414
Expenses:
Medical costs	28,111	25,430	83,261	73,210
Cost of services	1,571	1,355	5,658	3,510
Selling, general and administrative expenses	2,846	2,537	8,391	6,910
Depreciation expense	150	147	470	414
Amortization of acquired intangible assets	211	198	609	581
Premium tax expense	2,211	1,965	7,258	6,129
Impairment	289	229	1,739	229
Legal settlement	—	—	—	1,250
Total operating expenses	35,389	31,861	107,386	92,233
Earnings from operations	476	545	1,600	1,181
Other income (expense):
Investment and other income	692	424	786	566
Debt extinguishment	10	(79)	26	(125)
Interest expense	(169)	(170)	(491)	(503)
Earnings before income tax	1,009	720	1,921	1,119
Income tax expense	269	139	500	376
Net earnings	740	581	1,421	743
(Earnings) loss attributable to noncontrolling interests	(2)	3	(6)	5
Net earnings attributable to Centene Corporation	$738	$584	$1,415	$748

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.29	$1.00	$2.44	$1.28
Diluted earnings per common share	$1.27	$0.99	$2.41	$1.27

Weighted average number of common shares outstanding:
Basic	573,961	583,244	580,277	582,636
Diluted	580,607	590,702	587,084	590,154

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings	$740	$581	$1,421	$743
Reclassification adjustment, net of tax	3	1	12	(16)
Change in unrealized gain (loss) on investments, net of tax	(383)	(47)	(1,267)	(125)
Foreign currency translation adjustments	(101)	(17)	(216)	(20)
Other comprehensive earnings (loss)	(481)	(63)	(1,471)	(161)
Comprehensive earnings (loss)	259	518	(50)	582
Comprehensive (earnings) loss attributable to noncontrolling interests	(2)	3	(6)	5
Comprehensive earnings (loss) attributable to Centene Corporation	$257	$521	$(56)	$587

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2022

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2021	602,704	$1	$19,672	$77	$8,139	20,225	$(1,094)	$145	$26,940
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	849	—	—	(1)	848
Other comprehensive loss, net of $(171) tax	—	—	—	(562)	—	—	—	—	(562)
Common stock issued for employee benefit plans	3,221	—	28	—	—	—	—	—	28
Fair value of unvested equity awards in connection with acquisition	—	—	60	—	—	—	—	—	60
Common stock repurchases	—	—	—	—	—	846	(71)	—	(71)
Stock compensation expense	—	—	70	—	—	—	—	—	70
Balance, March 31, 2022	605,925	$1	$19,830	$(485)	$8,988	21,071	$(1,165)	$144	$27,313
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	(172)	—	—	(3)	(175)
Other comprehensive loss, net of $(106) tax	—	—	—	(428)	—	—	—	—	(428)
Common stock issued for employee benefit plans	519	—	10	—	—	—	—	—	10
Common stock repurchases	—	—	—	—	—	4,249	(349)	—	(349)
Stock compensation expense	—	—	59	—	—	—	—	—	59
Balance, June 30, 2022	606,444	$1	$19,899	$(913)	$8,816	25,320	$(1,514)	$141	$26,430
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	738	—	—	(2)	736
Other comprehensive loss, net of $(120) tax	—	—	—	(481)	—	—	—	—	(481)
Common stock issued for employee benefit plans	487	—	24	—	—	—	—	—	24
Common stock repurchases	—	—	(200)	—	—	11,520	(1,043)	—	(1,243)
Stock compensation expense	—	—	51	—	—	—	—	—	51
Reclassification to non-redeemable noncontrolling interest	—	—	—	—	—	—	—	17	17
Balance, September 30, 2022	606,931	$1	$19,774	$(1,394)	$9,554	36,840	$(2,557)	$156	$25,534

Three and Nine Months Ended September 30, 2021

	Centene Stockholders’ Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Non-redeemable Non- controlling Interest	Total
Balance, December 31, 2020	598,249	$1	$19,459	$337	$6,792	16,770	$(816)	$112	$25,885
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	699	—	—	(5)	694
Other comprehensive loss, net of $(49) tax	—	—	—	(161)	—	—	—	—	(161)
Common stock issued for employee benefit plans	1,675	—	9	—	—	—	—	—	9
Common stock repurchases	(316)	—	(19)	—	—	156	(10)	—	(29)
Stock compensation expense	—	—	51	—	—	—	—	—	51
Contribution from noncontrolling interest	—	—	—	—	—	—	—	9	9
Balance, March 31, 2021	599,608	$1	$19,500	$176	$7,491	16,926	$(826)	$116	$26,458
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	(535)	—	—	(3)	(538)
Other comprehensive earnings, net of $19 tax	—	—	—	63	—	—	—	—	63
Common stock issued for employee benefit plans	390	—	9	—	—	—	—	—	9
Common stock repurchases	(10)	—	—	—	—	60	(4)	—	(4)
Stock compensation expense	—	—	36	—	—	—	—	—	36
Contribution from noncontrolling interest	—	—	—	—	—	—	—	21	21
Balance, June 30, 2021	599,988	$1	$19,545	$239	$6,956	16,986	$(830)	$134	$26,045
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	584	—	—	(8)	576
Other comprehensive loss, net of $(15) tax	—	—	—	(63)	—	—	—	—	(63)
Common stock issued for employee benefit plans	720	—	9	—	—	—	—	—	9
Common stock repurchases	—	—	—	—	—	222	(15)	—	(15)
Stock compensation expense	—	—	40	—	—	—	—	—	40
Contribution from noncontrolling interest	—	—	—	—	—	—	—	5	5
Divestiture of noncontrolling interests	—	—		—	—	—	—	(10)	(10)
Acquisition resulting in noncontrolling interests	—	—		—	—	—	—	3	3
Balance, September 30, 2021	600,708	$1	$19,594	$176	$7,540	17,208	$(845)	$124	$26,590

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$1,421	$743
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,178	1,098
Stock compensation expense	180	127
Impairment	1,739	229
(Gain) loss on debt extinguishment	(26)	125
(Gain) on acquisition	(2)	(309)
Deferred income taxes	(682)	(143)
(Gain) loss on divestitures	(503)	62
Other adjustments, net	164	(6)
Changes in assets and liabilities
Premium and trade receivables	(1,274)	(1,723)
Other assets	152	(124)
Medical claims liabilities	1,976	1,661
Unearned revenue	1,964	(169)
Accounts payable and accrued expenses	686	993
Other long-term liabilities	863	964
Other operating activities, net	1	2
Net cash provided by operating activities	7,837	3,530
Cash flows from investing activities:
Capital expenditures	(771)	(662)
Purchases of investments	(5,118)	(5,253)
Sales and maturities of investments	2,842	4,069
Acquisitions, net of cash acquired	(1,457)	(534)
Divestiture proceeds, net of divested cash	1,362	(62)
Net cash used in investing activities	(3,142)	(2,442)
Cash flows from financing activities:
Proceeds from long-term debt	357	9,247
Payments and repurchases of long-term debt	(1,202)	(7,411)
Common stock repurchases	(1,663)	(49)
Payments for debt extinguishment	(14)	(157)
Debt issuance costs	—	(72)
Other financing activities, net	57	39
Net cash (used in) provided by financing activities	(2,465)	1,597
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(37)	(8)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	2,193	2,677
Cash and cash equivalents reclassified from (to) held for sale	(192)	—
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	13,214	10,957
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$15,215	$13,634
Supplemental disclosures of cash flow information:
Interest paid	$462	$479
Income taxes paid	$448	$477

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	September 30,
	2022	2021
Cash and cash equivalents	$14,987	$13,423
Restricted cash and cash equivalents, included in restricted deposits	228	211
Total cash, cash equivalents, and restricted cash and cash equivalents	$15,215	$13,634
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

2. Acquisitions and Divestitures

Magellan Acquisition

On January 4, 2022, the Company acquired all of the issued and outstanding shares of Magellan. Total consideration for the acquisition was $2,491 million, consisting of $2,431 million in cash and $60 million related to the fair value of replacement equity awards associated with pre-combination service. The purchase price has been adjusted to reflect the net effective settlement of preexisting relationships between the Company and Magellan of $70 million. The Company recognized $8 million and $100 million of acquisition related expenses related to Magellan for the three and nine months ended September 30, 2022, respectively.

The Magellan Acquisition was accounted for as a business combination using the acquisition method of accounting that requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The significant areas of the assessment of fair value that remain preliminary include identifiable intangible assets and goodwill, premium and related receivables, medical claims liability, and income taxes, and accordingly, the Company has recorded provisional amounts which are subject to adjustment. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.

The Company's preliminary allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date of January 4, 2022 is as follows ($ in millions):

Assets acquired and liabilities assumed
Cash and cash equivalents	$998
Premium and related receivables	791
Short-term investments	144
Other current assets	194
Long-term investments	43
Restricted deposits	7
Property, software and equipment	90
Intangible assets (a)	751
Other long-term assets	50
Total assets acquired	3,068

Medical claims liability	247
Accounts payable and accrued expenses	495
Return of premium payable	53
Unearned revenue	8
Current portion of long-term debt	5
Long-term debt (b)	542
Deferred tax liabilities (c)	123
Other long-term liabilities	69
Total liabilities assumed	1,542
Mezzanine equity	32
Total identifiable net assets	1,494
Goodwill (d)	997
Total assets acquired and liabilities assumed	$2,491

The Company has made the following preliminary fair value adjustments based on information reviewed through September 30, 2022. Significant fair value adjustments are noted as follows:

(a) The identifiable intangible assets acquired are to be measured at fair value as of the completion of the acquisition. The fair value of intangible assets will be determined primarily using variations of the income approach, which is based on the present value of the future after-tax cash flows attributable to each identified intangible asset. Other valuation methods, including the market approach and cost approach, will be considered in estimating the fair value. The identifiable intangible assets include purchased contract rights, trade names, provider contracts, and developed technologies. The Company has estimated the fair value of intangible assets to be $751 million with a weighted average life of 13 years. The Company adjusted its estimate of the identifiable intangible assets during the third quarter, resulting in additional amortization of $15 million.

The fair values and weighted average useful lives for identifiable intangible assets acquired are as follows:

	Fair Value	Weighted Average Useful Life (in years)
Purchased contract rights	$470	13
Provider contracts	100	15
Trade names	80	17
Developed technologies	101	5
Total intangible assets acquired	$751	13

(b) Debt is required to be measured at fair value under the acquisition method of accounting. The fair value of Magellan's Senior Notes and Credit Agreement assumed in the acquisition was $535 million. In January 2022, the Company paid off Magellan's debt acquired in the transaction using Magellan's cash on hand.

(c) The preliminary deferred tax liabilities are presented net of $116 million of deferred tax assets.

(d) Goodwill is estimated at $997 million and primarily relates to synergies expected from the acquisition and the assembled workforce of Magellan. The assignment of goodwill to the Company’s respective segments has not been completed at this time, but the majority of goodwill is expected to be allocated to the Specialty segment. The majority of the goodwill is not deductible for income tax purposes.

PANTHERx Rare Divestiture

On July 14, 2022, the Company completed the previously announced sale of PANTHERx Rare (PANTHERx) for $1,373 million. The Company recognized a gain of $490 million, or $382 million after-tax, which is included in investment and other income on the Consolidated Statements of Operations.

Spanish and Central European Divestiture

On July 25, 2022, as part of the Company’s previously announced review of strategic alternatives for its international portfolio, the Company announced it has signed a definitive agreement to sell its ownership stakes in its Spanish and Central European businesses, including Ribera Salud, Torrejón Salud, and Pro Diagnostics Group.

As of September 30, 2022, the assets and liabilities of the Spanish and Central European businesses were considered held for sale resulting in $666 million of assets held for sale in Other Current Assets and $582 million of liabilities held for sale in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheet. The majority of the held for sale assets were previously reported as cash and cash equivalents, premium and trade receivables, and property, software and equipment. During the third quarter, the Company recorded an impairment charge primarily related to intangible assets and goodwill associated with the pending divestiture of $165 million, or $138 million after-tax.

3. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	September 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$666	$—	$(18)	$648	$642	$—	$(2)	$640
Corporate securities	9,648	1	(897)	8,752	8,145	130	(75)	8,200
Restricted certificates of deposit	4	—	—	4	4	—	—	4
Restricted cash equivalents	228	—	—	228	96	—	—	96
Short-term time deposits	275	—	—	275	109	—	—	109
Municipal securities	3,980	—	(320)	3,660	3,398	85	(15)	3,468
Asset-backed securities	1,335	—	(68)	1,267	1,308	5	(5)	1,308
Residential mortgage-backed securities	1,154	—	(135)	1,019	850	10	(7)	853
Commercial mortgage-backed securities	970	—	(96)	874	870	13	(10)	873
Equity securities (1)	6	—	—	6	326	—	—	326
Private equity investments	551	—	—	551	587	—	—	587
Life insurance contracts	165	—	—	165	186	—	—	186
Total	$18,982	$1	$(1,534)	$17,449	$16,521	$243	$(114)	$16,650

(1) Investments in equity securities as of December 31, 2021 primarily consisted of exchange traded funds in fixed income securities.

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of September 30, 2022, 98% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At September 30, 2022, the Company held certificates of deposit, equity securities, private equity investments, and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $119 million and $96 million at September 30, 2022 and December 31, 2021, respectively, and is included in other current assets on the Consolidated Balance Sheets.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association, or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AAA and a weighted average duration of 4 years at September 30, 2022.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	September 30, 2022				December 31, 2021
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(14)	$556	$(4)	$67	$(2)	$598	$—	$3
Corporate securities	(562)	6,737	(335)	1,975	(66)	4,209	(9)	209
Municipal securities	(228)	2,998	(92)	586	(14)	1,173	(1)	39
Asset-backed securities	(57)	1,094	(11)	166	(5)	770	—	33
Residential mortgage-backed securities	(86)	770	(49)	244	(7)	472	—	15
Commercial mortgage-backed securities	(59)	650	(37)	218	(8)	380	(2)	32
Total	$(1,006)	$12,805	$(528)	$3,256	$(102)	$7,602	$(12)	$331

As of September 30, 2022, the gross unrealized losses were generated from 6,688 positions out of a total of 6,847 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

For each security in an unrealized loss position, the Company assesses whether it intends to sell the security or if it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual, or regulatory purposes. If the security meets this criterion, the decline in fair value is recorded in earnings. The Company does not intend to sell these securities prior to maturity and it is not likely that the Company will be required to sell these securities prior to maturity; therefore, the Company did not record an impairment for these securities.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	September 30, 2022				December 31, 2021
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,053	$2,029	$521	$518	$1,390	$1,396	$368	$368
One year through five years	7,296	6,752	518	482	6,212	6,294	460	457
Five years through ten years	4,077	3,496	241	205	3,647	3,681	244	243
Greater than ten years	95	85	—	—	73	78	—	—
Asset-backed securities	3,459	3,160	—	—	3,028	3,034	—	—
Total	$16,980	$15,522	$1,280	$1,205	$14,350	$14,483	$1,072	$1,068

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

The following table summarizes fair value measurements by level at September 30, 2022, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$14,987	$—	$—	$14,987
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$313	$—	$—	$313
Corporate securities	—	8,721	—	8,721
Municipal securities	—	3,053	—	3,053
Short-term time deposits	—	275	—	275
Asset-backed securities	—	1,267	—	1,267
Residential mortgage-backed securities	—	1,019	—	1,019
Commercial mortgage-backed securities	—	874	—	874
Equity securities	4	2	—	6
Total investments	$317	$15,211	$—	$15,528
Restricted deposits:
Cash and cash equivalents	$228	$—	$—	$228
Certificates of deposit	—	4	—	4
Corporate securities	—	31	—	31
Municipal securities	—	607	—	607
U.S. Treasury securities and obligations of U.S. government corporations and agencies	335	—	—	335
Total restricted deposits	$563	$642	$—	$1,205
Total assets at fair value	$15,867	$15,853	$—	$31,720

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

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $716 million and $773 million as of September 30, 2022 and December 31, 2021, respectively.

5. Property, Software and Equipment

Property, software and equipment consist of the following ($ in millions):

	September 30, 2022	December 31, 2021
Computer software	$2,211	$1,825
Building	641	1,116
Furniture and office equipment	407	753
Leasehold improvements	454	732
Computer hardware	648	617
Land	178	248
Property, software and equipment, at cost	4,539	5,291
Less: accumulated depreciation	(2,060)	(1,900)
Property, software and equipment, net	$2,479	$3,391

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

As a result of the optimization, the Company has recognized impairment charges related to owned real estate of $57 million and $763 million for the three and nine months ended September 30, 2022, respectively. The Company also recognized impairment on fixed assets related to leased real estate of $14 million and $237 million for the three and nine months ended September 30, 2022, respectively. These impairments are primarily related to the Managed Care segment. The remainder of the $1,574 million charge relates to right-of-use (ROU) asset impairments, which is included within Other Long-term assets on the balance sheet, refer to Note 9. Leases.

6. Medical Claims Liability

The following table summarizes the change in medical claims liability ($ in millions):

	Nine Months Ended September 30,
	2022	2021
Balance, January 1	$14,243	$12,438
Less: Reinsurance recoverable	23	23
Balance, January 1, net	14,220	12,415
Acquisitions and divestitures	249	—
Incurred related to:
Current year	84,457	74,736
Prior years	(1,196)	(1,526)
Total incurred	83,261	73,210
Paid related to:
Current year	70,305	62,205
Prior years	10,968	9,344
Total paid	81,273	71,549
Balance, September 30, net	16,457	14,076
Plus: Reinsurance recoverable	8	23
Balance, September 30	$16,465	$14,099

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. The impact from COVID-19 on healthcare utilization and medical claims submission patterns continues to provide increased estimation uncertainty on the incurred but not reported liability. Additionally, as a result of minimum health benefits ratio (HBR) and other return of premium programs, the Company recorded $121 million and $438 million as a reduction to premium revenue in the nine months ended September 30, 2022 and 2021, respectively.

Incurred but not reported (IBNR) plus expected development on reported claims as of September 30, 2022 was $11,130 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, and other relevant factors.

7. Affordable Care Act

The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual medical loss ratio (MLR) and cost sharing reductions.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	September 30, 2022	December 31, 2021
Risk adjustment receivable	$1,068	$522
Risk adjustment payable	(652)	(536)
Minimum medical loss ratio	(69)	(196)
Cost sharing reduction receivable	10	69
Cost sharing reduction payable	(81)	(42)

In June 2022, CMS announced the final risk adjustment transfers for the 2021 benefit year. As a result of the announcement, the Company increased its risk adjustment net receivables by $403 million from December 31, 2021. After consideration of minimum MLR and other related impacts, the net pre-tax benefit recognized was approximately $368 million in the nine months ended September 30, 2022.

8. Debt

Debt consists of the following ($ in millions):

	September 30, 2022	December 31, 2021
$2,500 million 4.25% Senior Notes due December 15, 2027	$2,403	$2,484
$2,300 million 2.45% Senior Notes due July 15, 2028	2,304	2,304
$3,500 million 4.625% Senior Notes due December 15, 2029	3,324	3,500
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes due March 1, 2031	2,200	2,200
$1,300 million 2.625% Senior Notes due August 1, 2031	1,300	1,300
Total senior notes	15,731	15,988
Term loan facility	2,196	2,195
Revolving credit agreement	120	149
Construction loan payable	181	184
Finance leases and other	258	493
Debt issuance costs	(153)	(171)
Total debt	18,333	18,838
Less current portion	(249)	(267)
Long-term debt	$18,084	$18,571

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

During the third quarter of 2022, the Company utilized a portion of the proceeds from the PANTHERx divestiture to repurchase $83 million of its par value Senior Notes due 2027 and $176 million of its par value Senior Notes due 2029 through the Company’s debt repurchase program. The Company recognized a $10 million gain on the redemptions of the notes.

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

Circle Health Debt Refinancing

In May 2022, the Company refinanced certain debt agreements for its Circle Health subsidiary with a new £250 million credit facility maturing in May 2025. The Company recognized a $13 million pre-tax gain on the extinguishment of the existing debt. As of September 30, 2022, £180 million was drawn on the facility, which is included within Finance leases and other in the table above. The new facility is guaranteed by the Company and has similar borrowing rates and covenants to the Company's Revolving Credit Agreement.

Construction Loan

In October 2017, the Company executed a $200 million non-recourse construction loan to fund the expansion of the Company's corporate headquarters. Until final completion of the construction project, which occurred in July 2021, the loan bore interest based on one month LIBOR plus 2.70%, which reduced to LIBOR plus 2.00% at the time construction was completed. The agreement contains financial and non-financial covenants similar to those contained in the Company Credit Facility. The Company guaranteed completion of the construction project associated with the loan. As of September 30, 2022, the Company had $181 million in borrowings outstanding under the loan, which is included in the current portion of long-term debt.

In April 2022, the Company extended the term of the loan for an additional one year. The extension reduced interest on the loan to the Secured Overnight Financing Rate (SOFR) plus 1.85% and matures in April 2023.

Debt Repurchase Program

In June 2022, the Company's Board of Directors authorized a new $1,000 million debt repurchase program in preparation for future debt reductions as part of the Company’s strategic value creation initiatives. During the quarter ended September 30, 2022, the Company repurchased $259 million of its par value senior notes, as described above, for $247 million.

As of September 30, 2022, there was $753 million available under the program. In October 2022, the Company repurchased an additional $58 million of its par value senior notes for $53 million.

9. Leases

The following table sets forth the ROU assets and lease liabilities ($ in millions):

	September 30, 2022	December 31, 2021
Assets
ROU assets (recorded within other long-term assets)	$2,456	$3,566

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$193	$204
Long-term (recorded within other long-term liabilities)	3,038	3,619
Total lease liabilities	$3,231	$3,823

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

As a result of the optimization, the Company recognized $53 million and $574 million of ROU asset impairments in the three and nine months ended September 30, 2022, respectively, primarily related to the Managed Care segment. The remainder of the $1,574 million charge was recorded within Property, Software and Equipment, refer to Note 5. Property, Software and Equipment.

As of September 30, 2022, the weighted average remaining lease term for the Company was 20.1 years. The lease liabilities as of September 30, 2022 reflect a weighted average discount rate of 5.6%.

10. Stockholders' Equity

In June 2022, the Company's Board of Directors authorized an additional $3,000 million to the Company’s existing stock repurchase program for its common stock, for a total $4,000 million, in preparation for closing of the Magellan Rx and PANTHERx divestitures as well as planning for the future.

During the third quarter of 2022, the Company entered into an accelerated share repurchase (ASR) agreement with Bank of America to purchase $1,000 million of the Company's common stock in aggregate under the Company’s stock repurchase program. In July 2022, 8.6 million shares were delivered to the Company, representing 80% of the notional amount under the ASR. In October 2022, an additional 3.0 million shares were delivered upon settlement of the ASR based upon the volume-weighted average price (VWAP) over the term of the agreement, less a discount. In total, 11.6 million shares were purchased through the $1,000 million ASR.

The Company also repurchased an additional 2.9 million shares for $240 million during the third quarter. The remaining common stock repurchases relate to the purchase of shares to satisfy tax withholding requirements in connection with employee equity awards.

During the nine months ended September 30, 2022, the Company has repurchased a total of 15.7 million shares of Centene common stock for $1,384 million, exclusive of the $200 million unsettled portion under the ASR. As of September 30, 2022, the Company had a remaining amount of $2,216 million available under the Company’s stock repurchase program.

In October 2022, the Company repurchased an additional 828 thousand shares for $66 million.

11. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Earnings attributable to Centene Corporation	$738	$584	$1,415	$748

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	573,961	583,244	580,277	582,636
Common stock equivalents (as determined by applying the treasury stock method)	6,646	7,458	6,807	7,518
Weighted average number of common shares and potential dilutive common shares outstanding	580,607	590,702	587,084	590,154

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.29	$1.00	$2.44	$1.28
Diluted earnings per common share	$1.27	$0.99	$2.41	$1.27

The calculation of diluted earnings per common share for the three months ended September 30, 2022 and 2021 excludes 152 thousand shares and 111 thousand shares, respectively, related to anti-dilutive stock options, restricted stock, and restricted stock units.

The calculation of diluted earnings per common share for the nine months ended September 30, 2022 and 2021 excludes the impact of 193 thousand shares and 57 thousand shares, respectively, related to anti-dilutive stock options, restricted stock, and restricted stock units.

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

Segment information for the three months ended September 30, 2022, is as follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$33,722	$2,143	$—	$35,865
Total revenues from internal customers	2	3,264	(3,266)	—
Total revenues	$33,724	$5,407	$(3,266)	$35,865
Earnings from operations	$527	$(51)	$—	$476

Segment information for the three months ended September 30, 2021, is as follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$30,888	$1,518	$—	$32,406
Total revenues from internal customers	1	3,209	(3,210)	—
Total revenues	$30,889	$4,727	$(3,210)	$32,406
Earnings from operations	$699	$(154)	$—	$545

Segment information for the nine months ended September 30, 2022, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$101,428	$7,558	$—	$108,986
Total revenues from internal customers	6	9,939	(9,945)	—
Total revenues	$101,434	$17,497	$(9,945)	$108,986
Earnings from operations	$1,634	$(34)	$—	$1,600

Segment information for the nine months ended September 30, 2021, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$89,078	$4,336	$—	$93,414
Total revenues from internal customers	4	9,217	(9,221)	—
Total revenues	$89,082	$13,553	$(9,221)	$93,414
Earnings from operations	$1,240	$(59)	$—	$1,181

13. Contingencies

Overview

The Company is routinely subjected to legal and regulatory proceedings in the normal course of business. These matters can include, without limitation:

•periodic compliance and other reviews and investigations by various federal and state regulatory agencies with respect to requirements applicable to the Company's business, including, without limitation, those related to payment of out-of-network claims, submissions to CMS for risk adjustment payments, or the False Claims Act, the calculation of minimum MLR and rebates related thereto, submissions to state agencies related to payments or state false claims acts, pre-authorization penalties, timely review of grievances and appeals, timely and accurate payment of claims, and the Health Insurance Portability and Accountability Act of 1996 and other federal and state fraud, waste and abuse laws;

•litigation arising out of general business activities, such as tax matters, disputes related to healthcare benefits coverage or reimbursement, putative securities class actions, and medical malpractice, privacy, real estate, intellectual property and employment-related claims; and

•disputes regarding reinsurance arrangements, claims arising out of the acquisition or divestiture of various assets, class actions, and claims relating to the performance of contractual and non-contractual obligations to providers, members, employer groups and others, including, but not limited to, the alleged failure to properly pay claims and challenges to the manner in which the Company processes claims, claims related to network adequacy and claims alleging that the Company has engaged in unfair business practices.

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

As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material, except for the reserve estimate as described below with respect to claims or potential claims involving services provided by Envolve Pharmacy Solutions, Inc. (Envolve), as the Company's pharmacy benefits manager (PBM) subsidiary. It is possible that in a particular quarter or annual period the Company's financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including as described below. Except for the proceedings discussed below, the Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow, or liquidity.

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

The Company has reached no-fault agreements with the Attorney Generals in 13 states, including Ohio, to resolve claims and/or allegations made by the states related to services provided by Envolve. As a result of the settlement, the Ohio Attorney General’s litigation against the Company was dismissed. Additionally, the Company is in discussions to bring final resolution to similar concerns in other affected states. Consistent with those discussions, the Company recorded a reserve estimate of $1,250 million in the second quarter of 2021 related to this issue, inclusive of the above settlements and rebates that the Company determined in the course of the matter are payable across products. Additional claims, reviews or investigations relating to the Company's PBM business across products may be brought by other states, the federal government or shareholder litigants, and there is no guarantee the Company will have the ability to settle such claims with other states within the reserve estimate the Company has recorded and on other acceptable terms, or at all. This matter is subject to many uncertainties, and an adverse outcome in this matter could have an adverse impact on the Company's financial position, results of operations and cash flows.

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
From an operational perspective, we continue to move forward with our Value Creation Plan, including the streamlining of certain operations, such as key call centers and utilization management, evaluating our real estate footprint, and seeking opportunities for platform consolidation. We are assessing our portfolio and are focused on making strategic decisions and investments to create additional value in the short term and to seek opportunities that position the organization for long-term strength, profitability, growth, and innovation.

In the second quarter of 2022, following a strategic review of our real estate portfolio and the adoption of a more modern, flexible work environment, we initiated a reduction of our real estate footprint. As a result, in 2022 we have incurred $1.6 billion related to the impairment of leased and owned real estate and related fixed assets. We incurred impairments of $763 million related to owned real estate, $574 million related to leased real estate, and $237 million related to associated fixed assets. We anticipate additional future charges of approximately $100 million related to real estate optimization. This represents an approximate 70% decrease in domestic leased space and is expected to result in annualized lease expense savings of approximately $200 million.

Additionally, as part of our ongoing portfolio review, during 2022 we completed the divestiture of PANTHERx Rare (PANTHERx) and entered into definitive agreements to sell Magellan Rx as well as our ownership stakes in our Spanish and Central European businesses. In preparation for these transactions as well as planning for the future, our Board of Directors authorized a $3.0 billion increase to our stock repurchase program and a new $1.0 billion debt repurchase program during the second quarter of 2022.

During the nine months ended September 30, 2022, we have repurchased $1.4 billion of Centene common stock through the stock repurchase program, exclusive of the $200 million unsettled portion under the ASR, and $259 million of our senior notes through the debt repurchase program. As of September 30, 2022, $2.2 billion was available under the stock repurchase program and $753 million was available under the debt repurchase program.

During the fourth quarter of 2022, we signed a multi-year contract with Express Scripts, Inc. to provide our pharmacy benefit services, commencing in 2024. The new pharmacy benefits management (PBM) contract is expected to drive significant value in 2024 and beyond.

COVID-19 Trends and Uncertainties

The impact of COVID-19 on our business in both the short-term and long-term is uncertain and difficult to predict. The outlook for the remainder of 2022 depends on future developments, including but not limited to: the length and severity of the outbreak (including new variants, which may be more contagious, more severe or less responsive to treatment or vaccines), the effectiveness of containment actions, the timing and effectiveness of vaccinations and achievement of herd immunity, and the timing and rate at which members return to accessing healthcare. The pandemic and these future developments have impacted and will continue to affect our membership and medical utilization. From the onset of the pandemic in March 2020, our Medicaid membership has increased by 3.0 million members (excluding the new North Carolina and Missouri membership). The public health emergency (PHE) extension for COVID-19 has been extended to January 2023 with redeterminations eligible to begin in February 2023. However, the PHE may be extended beyond January 2023. Our Ambetter Health product covers the majority of our Medicaid states, and we believe we are among the best positioned in the healthcare market to capture those transitioning coverage through redeterminations. Our execution plan is well-thought out and we remain agile in working with our state partners and are prepared to support our members and promote continuity of coverage when redeterminations resume.

We continue to watch external trends closely, as COVID-19 costs could increase based upon macro trends. New variants and additional waves of the pandemic could create new dynamics and uncertainties around our expectations.

We are confident we have the team, systems, expertise, and financial strength to continue to effectively navigate this challenging pandemic landscape.

Regulatory Trends and Uncertainties

The United States government, policymakers, and healthcare experts continue to discuss and debate various elements of the United States healthcare model. We remain focused on the promise of delivering access to high-quality, affordable healthcare to all of our members and believe we are well positioned to meet the needs of the changing healthcare landscape.

In contrast to previous executive and legislative efforts to restrict or limit certain provisions of the Affordable Care Act (ACA), the American Rescue Act, enacted on March 11, 2021, contained provisions aimed at leveraging Medicaid and the Health Insurance Marketplace to expand health insurance coverage and affordability to consumers. The American Rescue Act authorized an additional $1.9 trillion in federal spending to address the COVID-19 PHE, and contained several provisions designed to increase coverage of certain healthcare services, expand eligibility and benefits, incentivize state Medicaid expansion, and adjust federal financing for state Medicaid programs, the ultimate impact of which remain uncertain. The American Rescue Act enhanced eligibility for the advance premium tax credit for certain enrollees in the Health Insurance Marketplace. The Inflation Reduction Act, enacted on August 16, 2022, extended the enhanced eligibility for the advance premium tax credit for Marketplace members through the 2025 tax year.

In October 2022, the Treasury Department issued a final rule to address the family glitch in the ACA, which relates to determining who is eligible for premium subsidies. We see this as a significant step in making Marketplace more affordable for working families.

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

Third Quarter 2022 Highlights

Our financial performance for the third quarter of 2022 is summarized as follows:
•Managed care membership of 26.8 million, an increase of 1.2 million members, or 5% year-over-year.
•Total revenues of $35.9 billion, representing 11% growth year-over-year.
•Premium and service revenues of $33.7 billion, representing 11% growth year-over-year.
•HBR of 88.3%, compared to 88.1% for the third quarter of 2021.
•SG&A expense ratio of 8.4%, compared to 8.3% for the third quarter of 2021.
•Adjusted SG&A expense ratio of 8.3%, compared to 8.1% for the third quarter of 2021.
•Operating cash flows of $3.3 billion for the third quarter of 2022.
•Adjusted diluted earnings per share (EPS) of $1.30, compared to $1.26 for the third quarter of 2021.
A reconciliation from GAAP diluted EPS to adjusted diluted EPS is highlighted below, and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended September 30,
	2022	2021
GAAP diluted EPS attributable to Centene	$1.27	$0.99
Amortization of acquired intangible assets	0.36	0.34
Acquisition and divestiture related expenses	0.05	0.09
Other adjustments (1)	(0.38)	0.01
Income tax effects of adjustments (2)	—	(0.17)
Adjusted diluted EPS	$1.30	$1.26
(1) Other adjustments include the following pre-tax items:

(a) for the three months ended September 30, 2022: PANTHERx divestiture gain of $490 million, or $0.84 per share ($0.65 after-tax), the impairment of assets associated with the pending divestiture of the Spanish and Central European businesses of $165 million, or $0.28 per share ($0.23 after-tax), real estate impairments of $127 million, or $0.22 per share ($0.16 after-tax), an increase to the previously reported gain on the divestiture of U.S. Medical Management (USMM) due to the finalization of working capital adjustments of $13 million, or $0.02 per share ($0.01 after-tax), gain on debt extinguishment related to the repurchases of senior notes of $10 million, or $0.02 per share ($0.01 after-tax), and an adjustment to the costs related to the PBM legal settlement of $1 million, or $0.00 per share ($0.00 after-tax);

(b) for the three months ended September 30, 2021: non-cash gain related to the acquisition of the remaining 60% interest of Circle Health of $309 million, or $0.52 per share ($0.52 after-tax), non-cash impairment of our equity method investment in RxAdvance of $229 million, or $0.38 per share ($0.35 after-tax), debt extinguishment costs of $79 million, or $0.13 per share ($0.10 after-tax), PBM legal settlement expense of $11 million, or $0.02 per share ($0.01 after-tax), and severance costs due to a restructuring of $1 million, or $0.00 per share ($0.00 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment.

Current and Future Operating Drivers

The following items contributed to our results of operations in the current year:

•Circle Health. In July 2021, we acquired the remaining interest in our equity method investment in Circle Health, one of the U.K.'s largest independent operators of hospitals.

•Commercial. In 2022, we introduced our Health Insurance Marketplace product, Ambetter Health, into five new states, as well as expanded coverage to 274 new counties across 13 existing states. We now serve members in 27 states across the country in 1,480 counties. Additionally, we introduced three new Ambetter Health product offerings to address growing needs of our members: Ambetter Value, Ambetter Select, and Ambetter Virtual Access.

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

•Magellan Health, Inc. (Magellan). In January 2022, we acquired all of the issued and outstanding shares of Magellan for approximately $2.5 billion.

•Medicare Advantage. We experienced strong Medicare membership growth during the 2022 annual enrollment period. In 2022, we introduced WellCare into three new states, as well as expanded coverage to 327 new counties across existing states. We now serve members in 36 states across the country in 1,575 counties.

•Missouri. In July 2022, our subsidiary, Home State Health, commenced the MO HealthNet Managed Care General Plan and Specialty Plan contracts. Under the General Plan, Home State will continue serving multiple MO HealthNet programs including Children's Health Insurance members and the state's newly implemented Medicaid expansion population, across all regions of Missouri. Additionally, as the sole provider of the newly awarded Specialty Plan, Home State now serves approximately 51,000 foster children and children receiving adoption subsidy assistance.

•North Carolina. In July 2021, WellCare of North Carolina commenced operations under a new statewide contract in North Carolina providing Medicaid managed care services. In addition, we also began operating under a new contract to provide Medicaid managed care services in three regions in North Carolina through our provider-led North Carolina joint venture, Carolina Complete Health.

•Ohio. In October 2022, Ohio pharmacy services were carved out in connection with the state's transition of pharmacy services from managed care to a single PBM.

•PANTHERx. In July 2022, we completed the previously announced sale of PANTHERx. The divestiture illustrates our continued progress on the Value Creation Plan.

In addition, we have been negatively impacted by the previously disclosed carve out of California pharmacy services effective January 2022, which occurred in connection with the state’s transition of pharmacy services from managed care to fee for service, and the decrease in the number of our Medicare members in a 4.0 star or above plan for the 2021 rating year (2022 revenue year).

We expect the following items to impact to our future results of operations:

•We have continued to execute on key Value Creation Plan initiatives including the award of the new PBM contract commencing in 2024, the portfolio review, real estate optimization, stock and debt repurchases, along with ongoing focus on quality improvement actions. We expect these actions will drive future margin expansion, create shareholder value, and improve the experience for our members and providers.

•In October 2022, we announced that our Health Insurance Marketplace product, Ambetter Health, will expand into Alabama and extend its footprint by more than 60 counties across 12 existing states in 2023. We also announced our updated brand name, Ambetter Health, reflecting our commitment to putting better health at the forefront of our mission. In total, the Marketplace plan will be available in more than 1,500 counties across 28 states in 2023.

•In October 2022, the Centers for Medicare and Medicaid Services (CMS) published updated Medicare Star quality ratings for the 2023 rating year, which impacts the 2024 revenue year. The decrease in Star quality ratings is driven by the expiration of certain disaster relief provisions as well as deterioration in select metrics. Over the past year, our leadership team launched a multi-year plan to build and improve quality across the enterprise with a strong focus on enhanced patient experience and access to care. We expect to begin to see the results of these efforts with the 2024 rating year (2025 revenue year).

•In September 2022, Centene's Nebraska subsidiary, Nebraska Total Care, was awarded the Nebraska Department of Health and Human Services statewide Medicaid managed care contract. Under the new contract, Nebraska Total Care will continue serving the state's Medicaid Managed Care Program, known as Heritage Health. The new contract term is five years and includes the option for two, one-year renewals. The contract is anticipated to begin in January 2024, subject to the resolution of third-party protests.

•In September 2022, Centene's Texas subsidiary, Superior HealthPlan (Superior), was awarded a new, six-year contract by the Texas Health and Human Services Commission to continue providing youth in foster care with healthcare coverage through the STAR Health Medicaid program. Superior has been the sole provider of STAR Health coverage since the program launched in 2008. The contract is anticipated to begin in September 2023.

•In August 2022, we announced California Department of Health Care Services awarded our subsidiary, Health Net of California, contracts to continue serving members in nine counties across California. However, Health Net of California was not awarded contracts in Los Angeles, Sacramento and Kern counties. We are actively protesting the decision to protect our members and their access to quality healthcare. The contracts are anticipated to begin in January 2024, subject to the resolution of the protest process.

•In August 2022, Centene's Mississippi subsidiary, Magnolia Health Plan (Magnolia), was awarded the Mississippi Division of Medicaid contract. Under the new contract, Magnolia will continue serving the state's Coordinated Care Organization Program, which will consist of the Mississippi Coordinated Access Network and the Mississippi Children's Health Insurance Program. The contract is anticipated to begin in July 2023, subject to the resolution of third-party protests.

•In July 2022, as part of our previously announced review of strategic alternatives for our international portfolio, we signed a definitive agreement to sell our ownership stakes in our Spanish and Central European businesses, including Ribera Salud, Torrejón Salud, and Pro Diagnostics Group. The transaction is expected to close by the end of 2022.

•In July 2022, we announced our subsidiary, Delaware First Health, was awarded contracts for the statewide Medicaid Managed Care programs. The new contracts are anticipated to begin in January 2023.

•In May 2022, we signed a definitive agreement to sell Magellan Rx as part of our ongoing portfolio review. The transaction is expected to close by the end of 2022, pending regulatory approvals.

•In March 2022, we announced our subsidiary, Managed Health Services, was selected by the Indiana Department of Administration to continue serving Hoosier Healthwise and Health Indiana Plan members with Medicaid and Medicaid alternative managed care and care coordination services. The new contract is anticipated to begin in January 2023.

•In February 2022, our Louisiana subsidiary, Louisiana Healthcare Connections, was awarded a Medicaid contract by the Louisiana Department of Health to continue administering quality, integrated healthcare services to members across the state. The contract is expected to commence in January 2023.

•In August 2021, we announced that our North Carolina subsidiaries, Carolina Complete Health and WellCare of North Carolina, will coordinate physical and/or other health services with Local Management Entities/Managed Care Organizations under the state's new Tailored Plans. The Tailored Plans, which are expected to launch in April 2023, are integrated health plans designed for individuals with significant behavioral health needs and intellectual/developmental disabilities.

•In August 2021, our Ohio subsidiary, Buckeye Health Plan, was awarded a Medicaid contract by the Ohio Department of Medicaid to continue servicing members with quality healthcare, coordinated services, and benefits. The contract is expected to commence in December 2022.

•We expect Medicaid eligibility redeterminations to begin in February 2023, although it could be further extended.

•We may be negatively impacted by potential Medicaid state rate actions and risk corridor mechanisms as a result of the COVID-19 pandemic.

MEMBERSHIP

From September 30, 2021 to September 30, 2022, we increased our managed care membership by 1.2 million, or 5%. The following table sets forth our membership by line of business:

	September 30, 2022	December 31, 2021	September 30, 2021
Traditional Medicaid (1)	14,000,100	13,328,400	13,202,500
High Acuity Medicaid (2)	1,698,100	1,686,100	1,566,000
Total Medicaid	15,698,200	15,014,500	14,768,500
Commercial Marketplace	2,087,800	2,140,500	2,177,000
Commercial Group	439,800	462,100	468,500
Total Commercial	2,527,600	2,602,600	2,645,500
Medicare (3)	1,517,900	1,252,200	1,248,300
Medicare PDP	4,186,200	4,070,500	4,064,400
Total at-risk membership (4)	23,929,900	22,939,800	22,726,700
TRICARE eligibles	2,832,300	2,874,700	2,874,700
Total	26,762,200	25,814,500	25,601,400

(1) Membership includes Temporary Assistance for Needy Families (TANF), Medicaid Expansion, Children's Health Insurance Program (CHIP), Foster Care, and Behavioral Health.
(2) Membership includes Aged, Blind, and Disabled (ABD), Intellectual and Developmental Disabilities (IDD), Long-Term Services and Supports (LTSS), and Medicare-Medicaid Plans (MMP) Duals.
(3) Membership includes Medicare Advantage and Medicare Supplement.
(4) Membership includes 1,285,600, 1,178,000, and 1,168,400 dual-eligible beneficiaries for the periods ending September 30, 2022, December 31, 2021, and September 30, 2021, respectively.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and nine months ended September 30, 2022 and 2021, prepared in accordance with generally accepted accounting principles in the United States.

Summarized comparative financial data for the three and nine months ended September 30, 2022 and 2021 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Premium	$31,848	$28,876	10%	$95,247	$83,436	14%
Service	1,878	1,638	15%	6,679	4,054	65%
Premium and service revenues	33,726	30,514	11%	101,926	87,490	17%
Premium tax	2,139	1,892	13%	7,060	5,924	19%
Total revenues	35,865	32,406	11%	108,986	93,414	17%
Medical costs	28,111	25,430	11%	83,261	73,210	14%
Cost of services	1,571	1,355	16%	5,658	3,510	61%
Selling, general and administrative expenses	2,846	2,537	12%	8,391	6,910	21%
Depreciation expense	150	147	2%	470	414	14%
Amortization of acquired intangible assets	211	198	7%	609	581	5%
Premium tax expense	2,211	1,965	13%	7,258	6,129	18%
Impairment	289	229	26%	1,739	229	n.m.
Legal settlement	—	—	n.m.	—	1,250	n.m.
Earnings from operations	476	545	(13)%	1,600	1,181	35%
Investment and other income	692	424	63%	786	566	39%
Debt extinguishment	10	(79)	n.m.	26	(125)	n.m.
Interest expense	(169)	(170)	1%	(491)	(503)	2%
Earnings before income tax	1,009	720	40%	1,921	1,119	72%
Income tax expense	269	139	94%	500	376	33%
Net earnings	740	581	27%	1,421	743	91%
(Earnings) loss attributable to noncontrolling interests	(2)	3	n.m.	(6)	5	n.m.
Net earnings attributable to Centene Corporation	$738	$584	26%	$1,415	$748	89%
Diluted earnings per common share attributable to Centene Corporation	$1.27	$0.99	28%	$2.41	$1.27	90%
n.m.: not meaningful

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Total Revenues

The following table sets forth supplemental revenue information for the three months ended September 30, ($ in millions):

	2022	2021	% Change
Medicaid	$23,293	$21,624	8%
Commercial	4,292	4,383	(2)%
Medicare (1)	5,639	4,322	30%
Other	2,641	2,077	27%
Total Revenues	$35,865	$32,406	11%

(1) Medicare includes Medicare Advantage, Medicare Supplement, and Medicare Prescription Drug Plan (PDP).

Total revenues increased 11% in the three months ended September 30, 2022 over the corresponding period in 2021, driven by organic Medicaid growth, primarily due to the ongoing suspension of eligibility redeterminations, 22% membership growth in the Medicare business, and our acquisition of Magellan, partially offset by the PANTHERx divestiture.

Operating Expenses

Medical Costs/HBR

The HBR for the three months ended September 30, 2022, was 88.3%, compared to 88.1% in the same period in 2021. The HBR for the third quarter of 2022 was unfavorably impacted by a return to more normalized Medicaid utilization compared to the third quarter of 2021. The increase is partially offset by the impact of Marketplace and Medicare healthcare affordability initiatives as well as disciplined Marketplace pricing.

Cost of Services

Cost of services increased by $216 million in the three months ended September 30, 2022, compared to the corresponding period in 2021, driven by the Magellan business, partially offset by the PANTHERx divestiture. The cost of service ratio for the three months ended September 30, 2022, was 83.7%, compared to 82.7% in the same period in 2021. The increase in the cost of service ratio was driven by recent acquisitions and divestitures.

Selling, General & Administrative Expenses

The SG&A expense ratio was 8.4% for the third quarter of 2022, compared to 8.3% in the third quarter of 2021. The adjusted SG&A expense ratio was 8.3% for the third quarter of 2022, compared to 8.1% in the third quarter of 2021. The increases were due to the addition of Magellan, which operates at a higher SG&A expense ratio due to the nature of its business, and the PANTHERx divestiture. Increases were also driven by costs associated with Medicare marketing and value creation investment spending, partially offset by savings due to real estate optimization efforts and the leveraging of expenses over higher revenues as a result of increased membership.

Impairment

During the third quarter of 2022, we recorded impairment charges of $289 million, including a $165 million charge related to assets associated with the pending divestiture of the Spanish and Central European businesses and $124 million of additional impairments related to our ongoing real estate optimization initiatives, consisting of leased and owned real estate assets and related fixed assets.

During the third quarter of 2021, we recorded a $229 million non-cash impairment of our equity method investment in RxAdvance, a pharmacy benefit manager. The impairment was the result of our focus on simplification of our pharmacy operations.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended September 30, ($ in millions):

	2022	2021
Investment and other income	$692	$424
Debt extinguishment	10	(79)
Interest expense	(169)	(170)
Other income (expense), net	$533	$175

Investment and other income. Investment and other income increased by $268 million in the three months ended September 30, 2022 compared to the corresponding period in 2021, driven by the $490 million PANTHERx divestiture gain and higher interest rates. 2021 included a $309 million gain related to the acquisition of the remaining 60% interest of Circle Health.

Debt extinguishment. In the third quarter of 2022, we repurchased $83 million of our 4.25% Senior Notes due 2027 and $176 million of our 4.625% Senior Notes due 2029 through our debt repurchase program, resulting in a pre-tax gain on extinguishment of $10 million.

In August 2021, we redeemed all of our outstanding 5.375% Senior Notes due 2026 and all of WellCare Health Plans, Inc.'s outstanding 5.375% Senior Notes due 2026, including all premiums and accrued interest. We recognized a pre-tax loss on extinguishment of $79 million, including the call premium, the write-off of the unamortized premium and debt issuance costs, and expenses related to the redemptions.

Interest expense. Interest expense decreased by $1 million in the three months ended September 30, 2022, compared to the corresponding period in 2021.

Income Tax Expense

For the three months ended September 30, 2022, we recorded income tax expense of $269 million on pre-tax earnings of $1.0 billion, or an effective tax rate of 26.6%. For the third quarter of 2022, our effective tax rate on adjusted earnings was 26.3%. For the three months ended September 30, 2021, we recorded an income tax expense of $139 million on a pre-tax earnings of $720 million, or an effective tax rate of 19.3%. The effective tax rate for the third quarter of 2021 reflects the non-taxable gain related to the acquisition of the remaining 60% interest of Circle Health. For the third quarter of 2021, our effective tax rate on adjusted earnings was 24.5%.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended September 30, ($ in millions):

	2022	2021	% Change
Total Revenues
Managed Care	$33,724	$30,889	9%
Specialty Services	5,407	4,727	14%
Eliminations	(3,266)	(3,210)	(2)%
Consolidated Total	$35,865	$32,406	11%
Earnings from Operations
Managed Care	$527	$699	(25)%
Specialty Services	(51)	(154)	67%
Consolidated Total	$476	$545	(13)%

Managed Care

Total revenues increased 9% in the three months ended September 30, 2022, compared to the corresponding period in 2021. The increase was due to organic Medicaid growth, partially due to the ongoing suspension of eligibility redeterminations and membership growth in the Medicare business. Earnings from operations decreased $172 million between years primarily as a result of the previously discussed asset impairments and a return to more normalized Medicaid utilization compared to the third quarter of 2021.

Specialty Services

Total revenues increased 14% in the three months ended September 30, 2022, compared to the corresponding period in 2021, primarily due to our acquisition of Magellan, partially offset by the divestiture of PANTHERx. Earnings from operations increased $103 million in the three months ended September 30, 2022, compared to the corresponding period in 2021, primarily due to the prior year impairment of our equity method investment in RxAdvance, a pharmacy benefit manager, in addition to favorable Magellan operations.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Total Revenues

The following table sets forth supplemental revenue information for the nine months ended September 30, ($ in millions):

	2022	2021	% Change
Medicaid	$69,827	$62,612	12%
Commercial	12,980	12,391	5%
Medicare (1)	17,035	13,125	30%
Other	9,144	5,286	73%
Total Revenues	$108,986	$93,414	17%

(1) Medicare includes Medicare Advantage, Medicare Supplement, and Medicare PDP.

Total revenues increased 17% in the nine months ended September 30, 2022, over the corresponding period in 2021 primarily due to Medicaid membership growth resulting from the ongoing suspension of eligibility redeterminations, membership growth in the Medicare business, our acquisitions of Magellan and Circle Health, the commencement of our contracts in North Carolina, additional premium tax revenue and retroactive state directed payments, partially offset by the PANTHERx divestiture.

Operating Expenses

Medical Costs/HBR

The HBR for the nine months ended September 30, 2022 was 87.4%, compared to 87.7% in the same period in 2021. The HBR for 2022 was positively impacted by Marketplace and Medicare healthcare affordability initiatives as well as disciplined Marketplace pricing. These impacts were partially offset by a return to more normalized Medicaid utilization compared to 2021.

Cost of Services

Cost of services increased by $2.1 billion in the nine months ended September 30, 2022, compared to the corresponding period in 2021, driven by the Magellan business, partially offset by the PANTHERx divestiture. The cost of service ratio for the nine months ended September 30, 2022, was 84.7%, compared to 86.6% in the same period in 2021. The decrease in the cost of service ratio was driven by recent acquisitions and divestitures.

Selling, General & Administrative Expenses

The SG&A expense ratio for the nine months ended September 30, 2022 was 8.2%, compared to 7.9% for the corresponding period in 2021. The adjusted SG&A expense ratio for the nine months ended September 30, 2022 was 8.1%, compared to 7.7% for the nine months ended September 30, 2021. The increases were due to the additions of the Magellan and Circle Health businesses, which operate at higher SG&A ratios due to the nature of their respective businesses. Increases were also driven by costs associated with Medicare marketing, value creation investment spending, and variable compensation. These impacts were partially offset by the leveraging of expenses over higher revenues as a result of increased membership and reduced restructuring charges compared to 2021.

Impairment

During the nine months ended September 30, 2022, we recorded total impairment charges of $1.7 billion primarily driven by $1.6 billion associated with our ongoing real estate optimization initiative, consisting of leased and owned real estate assets and related fixed assets, along with a $165 million charge related to assets associated with the pending divestiture of the Spanish and Central European businesses.

During the third quarter of 2021, we recorded a $229 million non-cash impairment of our equity method investment in RxAdvance, a pharmacy benefit manager.

Legal Settlement

During the second quarter of 2021, we recorded a legal settlement reserve estimate of $1.25 billion (inclusive of the 13 states with which we have reached no-fault agreements) related to services provided by Envolve Pharmacy Solutions, Inc. (Envolve), our PBM subsidiary, essentially during 2017 and 2018.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the nine months ended September 30, ($ in millions):

	2022	2021
Investment and other income	$786	$566
Debt extinguishment	26	(125)
Interest expense	(491)	(503)
Other income (expense), net	$321	$(62)

Investment and other income. Investment and other income increased by $220 million in the nine months ended September 30, 2022, compared to the corresponding period in 2021, driven by the $490 million PANTHERx divestiture gain and higher interest rates on larger investment balances, partially offset by decreases in the performance of our deferred compensation investment fund portfolio, which fluctuate with their underlying investments. The losses from our deferred compensation portfolio were substantially offset by decreases in deferred compensation expense, recorded in SG&A expense.

Debt extinguishment. In the third quarter of 2022, we repurchased $83 million of our 4.25% Senior Notes due 2027 and $176 million of our 4.625% Senior Notes due 2029 through our debt repurchase program, resulting in a pre-tax gain on extinguishment of $10 million. In May 2022, we recognized a $13 million pre-tax gain on the extinguishment of debt related to the refinancing of debt for our of Circle Health subsidiary. The 2022 debt extinguishment also includes an immaterial gain related to the redemption of Magellan’s outstanding Senior Notes in January 2022.

In August 2021, we redeemed all of our outstanding 5.375% Senior Notes due 2026 and all of WellCare Health Plans, Inc.'s outstanding 5.375% Senior Notes due 2026, including all premiums and accrued interest. We recognized a pre-tax loss on extinguishment of $79 million, including the call premium, the write-off of the unamortized premium and debt issuance costs, and expenses related to the redemptions. In February 2021, we tendered or redeemed all of our outstanding $2.2 billion 4.75% Senior Notes, due 2025 and recognized a pre-tax loss on extinguishment of approximately $46 million. The loss includes the call premium and the write-off of unamortized premium and debt issuance costs.

Interest expense. Interest expense decreased by $12 million in the nine months ended September 30, 2022, compared to the corresponding period in 2021, driven by our 2022 and 2021 refinancing actions.

Income Tax Expense

For the nine months ended September 30, 2022, we recorded income tax expense of $500 million on pre-tax earnings of $1.9 billion, or an effective tax rate of 26.0%. For the nine months ended September 30, 2022, our effective tax rate on adjusted earnings was 26.2%. For the nine months ended September 30, 2021, we recorded income tax expense of $376 million on pre-tax earnings of $1.1 billion, or an effective tax rate of 33.6%, which reflects the partial non-deductibility of the legal settlement reserve.

Segment Results

The following table summarizes our consolidated operating results by segment for the nine months ended September 30, ($ in millions):

	2022	2021	% Change
Total Revenues
Managed Care	$101,434	$89,082	14%
Specialty Services	17,497	13,553	29%
Eliminations	(9,945)	(9,221)	(8)%
Consolidated Total	$108,986	$93,414	17%
Earnings from Operations
Managed Care	$1,634	$1,240	32%
Specialty Services	(34)	(59)	42%
Consolidated Total	$1,600	$1,181	35%

Managed Care

Total revenues increased 14% in the nine months ended September 30, 2022, compared to the corresponding period in 2021, driven by organic Medicaid growth, partially due to the ongoing suspension of eligibility redeterminations, membership growth in the Medicare business, our recent acquisition of Circle Health, the commencement of our contracts in North Carolina, along with premium tax revenue and retroactive state directed payments. Earnings from operations increased $394 million between years primarily as a result of Medicaid and Medicare membership growth, 2021 risk adjustment in 2022, lower traditional utilization in the Marketplace business, profitability growth in the PDP business, and the acquisition of Circle Health, partially offset by the $1.7 billion pre-tax real estate impairment. 2021 was negatively impacted by the legal settlement reserve estimate of $1.25 billion related to services provided by Envolve and higher utilization in the Marketplace business in 2021.

Specialty Services

Total revenues increased 29% in the nine months ended September 30, 2022, compared to the corresponding period in 2021, resulting primarily from our acquisition of Magellan, increased services associated with membership growth in the Managed Care segment, and new contracts in our correctional business. Earnings from operations increased $25 million in the nine months ended September 30, 2022, compared to the corresponding period in 2021, primarily due to favorable Magellan operations and the prior year impairment of our equity method investment in RxAdvance, a pharmacy benefit manager, partially offset by declining operations in our PBM business and a non-recurring item in our federal services business.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$7,837	$3,530
Net cash used in investing activities	(3,142)	(2,442)
Net cash (used in) provided by financing activities	(2,465)	1,597
Effect of exchange rate changes on cash and cash equivalents	(37)	(8)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$2,193	$2,677

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $7.8 billion in the nine months ended September 30, 2022, compared to providing cash of $3.5 billion in the comparable period in 2021. Cash flows provided by operations in 2022 were driven by net earnings before the non-cash real estate impairment charge, an increase in medical claims liabilities, and increases in unearned revenue and accounts payable due to the early receipt of payments from CMS.

Cash flows provided by operations in 2021 were due to net earnings before the legal settlement reserve, an increase in state risk sharing mechanism payables, partially offset by risk adjustment and minimum medical loss ratio (MLR) payments for the Health Insurance Marketplace 2020 plan year.

Cash Flows Used in Investing Activities

Investing activities used cash of $3.1 billion in the nine months ended September 30, 2022, and $2.4 billion in the comparable period in 2021. Cash flows used in investing activities in 2022 primarily consisted of net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and our acquisition of Magellan, partially offset by our PANTHERx divestiture proceeds.

Cash flows used in investing activities in 2021 primarily consisted of the net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments), acquisition and divestiture activity primarily related to the acquisition of the remaining 60% interest of Circle Health, and capital expenditures.

We spent $771 million and $662 million in the nine months ended September 30, 2022 and 2021, respectively, on capital expenditures for system enhancements, market growth, and our corporate and regional buildings.

As of September 30, 2022, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.4 years. We had unregulated cash and cash equivalents of $436 million at September 30, 2022, including $49 million in our international subsidiaries, compared to $2.7 billion at December 31, 2021, including $430 million in our international subsidiaries. Unregulated cash was substantially reduced in January 2022 upon the closing of the Magellan Acquisition for the purchase price payment and corresponding closing costs.

Cash Flows Used in Financing Activities

Financing activities used cash of $2.5 billion in the nine months ended September 30, 2022, compared to providing cash of $1.6 billion in the comparable period in 2021. Financing activities in 2022 were driven by stock repurchases of $1.6 billion through our stock repurchase program, the redemption of Magellan's outstanding debt of $535 million assumed in the transaction using Magellan's cash on hand, and senior note debt repurchases of $259 million. In 2021, net financing activities were driven by costs associated with our debt refinancing, offset by increased borrowings.

Liquidity Metrics

In June 2022, our Board of Directors approved an increase to the existing stock repurchase program for Centene’s common stock by $3.0 billion, for a total $4.0 billion. We have approximately $2.2 billion remaining under the program for repurchases as of September 30, 2022.

In July 2022, we remitted $1.0 billion upon entering into an accelerated share repurchase (ASR) agreement to repurchase our common stock under our stock repurchase program using a portion of the proceeds from the PANTHERx divestiture. At inception, we received an initial delivery of approximately 8.6 million shares representing 80% of the $1.0 billion notional amount. In October 2022, an additional 3.0 million shares were delivered upon settlement of the ASR based upon the volume-weighted average price (VWAP) over the term of the agreement, less a discount. In total, 11.6 million shares were purchased through the $1.0 billion ASR.

During the quarter, we also repurchased an additional 2.9 million shares of common stock for $240 million under the stock repurchase program and repurchased $259 million of our par value senior notes, for $247 million, under the debt repurchase program.

From time to time, we raise capital through the issuance of debt in the form of senior notes or make decisions to repurchase shares or reduce debt as part of our capital allocation strategy. As of September 30, 2022, we had an aggregate principal amount of $15.7 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain restrictive covenants. As of September 30, 2022, we were in compliance with all covenants. Refer to Note 8. Debt for further information regarding the issuance and redemption of senior notes and Note 10. Stockholders' Equity for information on stock repurchases.

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains customary covenants as well as financial covenants including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 4.0 to 1.0. As of September 30, 2022, we had $120 million of borrowings outstanding under our Revolving Credit Facility, $2.2 billion of borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of September 30, 2022, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $211 million as of September 30, 2022, which were not part of our revolving credit facility. The letters of credit bore weighted interest of 0.6% as of September 30, 2022. In addition, we had outstanding surety bonds of $1.4 billion as of September 30, 2022.

At September 30, 2022, we had working capital, defined as current assets less current liabilities, of $1.9 billion, compared to $2.7 billion at December 31, 2021. Working capital was substantially reduced in January 2022 upon the closing of the Magellan Acquisition for the purchase price payment and corresponding closing costs. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

At September 30, 2022, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 41.8%, compared to 41.2% at December 31, 2021. Excluding $181 million of non-recourse debt, our debt to capital ratio was 41.6% as of September 30, 2022, compared to $184 million and 40.9% at December 31, 2021. The debt to capital ratio increase was driven by stock repurchases in the quarter. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

2022 Expectations

During the remainder of 2022, we expect to receive net dividends from our insurance subsidiaries of approximately $511 million and spend approximately $300 million in additional capital expenditures. In October 2022, we made additional purchases of $66 million through our stock repurchase program and $58 million of our par value senior notes for $53 million through our debt repurchase program.

If the previously announced divestiture of Magellan Rx closes in 2022, we would have additional proceeds to utilize for additional stock repurchases and debt reduction.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the nine months ended September 30, 2022, we received dividends of $773 million from and made $627 million of capital contributions to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate risk-based capital (RBC) level as of December 31, 2021, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We intend to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2022.

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

The NAIC has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of September 30, 2022, each of our health plans was in compliance with the RBC requirements enacted in those states.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of September 30, 2022, we had short-term investments of $2.2 billion and long-term investments of $15.3 billion, including restricted deposits of $1.2 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset-backed securities, and equity securities, and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states’ requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2022, the fair value of our fixed income investments would decrease by approximately $560 million.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the evaluation of our real estate portfolio, we are downsizing our leased space and have evaluated whether the carrying value of our owned real estate may be impaired. As a result, we have incurred a charge of $811 million related to leased real estate and associated fixed asset impairments and a charge of $763 million related to owned real estate impairments through the third quarter of 2022. We anticipate additional future charges of approximately $100 million related to real estate optimization. We also periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to earnings may be necessary. Changes in business strategy, government regulations, or economic or market conditions have resulted and may result in impairments of our real estate portfolio, goodwill and other intangible assets at any time in the future. Our judgments regarding the existence of impairment indicators are based on, among other things, legal factors, market conditions, and operational performance. For example, the non-renewal of our health plan contracts with the state in which they operate may be an indicator of impairment. If an event or events occur that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets, such revision could result in a non-cash impairment charge that could have a material impact on our results of operations in the period in which the impairment occurs.

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

Issuer Purchases of Equity Securities Third Quarter 2022 (shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions) (2)
July 1, 2022 - July 31, 2022 (3)	9,841	$92.15	9,828	$2,350
August 1, 2022 - August 31, 2022	7	93.52	—	2,350
September 1, 2022 - September 30, 2022	1,672	81.00	1,658	2,216
Total	11,520	$90.53	11,486	$2,216
(1) Shares purchased through a publicly announced plan or program and shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) In June 2022, the Company's Board of Directors approved a $3.0 billion increase to the Company's existing stock repurchase program for its common stock. A remaining amount of approximately $2.2 billion is available under the program as of September 30, 2022.
(3) Includes shares repurchased through an accelerated share repurchase (ASR) and represents the spot price at inception but was subsequently settled based on the volume-weighted average price (VWAP) over the term of the agreement. See Note 10. Stockholders’ Equity for additional information.

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation of Centene Corporation, dated September 27, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).

3.2
Amended and Restated By-laws of Centene Corporation, effective September 27, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 25, 2022.

CENTENE CORPORATION

By:	/s/ SARAH M. LONDON
Chief Executive Officer (principal executive officer)

By:	/s/ ANDREW L. ASHER
Executive Vice President, Chief Financial Officer (principal financial officer)

By:	/s/ KATIE N. CASSO
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)