Form 10-K
period 2022-12-31
CENTENE CORP
filed 2023-02-21
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  Form 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to the previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2022, was $49.2 billion.
As of February 17, 2023, the registrant had 551,264,559 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2023 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

CENTENE CORPORATION
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. Without limiting the foregoing, forward-looking statements often use words such as "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "target," "goal," "may," "will," "would," "could," "should," "can," "continue," and other similar words or expressions (and the negative thereof). Centene Corporation and its subsidiaries (Centene, the Company, our or we) intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. In particular, these statements include, without limitation, statements about our future operating or financial performance, market opportunity, value creation strategy, competition, expected activities in connection with completed and future acquisitions and dispositions, our investments, and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part I, Item 1. "Business," Part I, Item IA "Risk Factors," Part I, Item 3. "Legal Proceedings," and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

These forward-looking statements reflect our current views with respect to future events and are based on numerous assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, business strategies, operating environments, future developments, and other factors we believe appropriate. By their nature, forward-looking statements involve known and unknown risks and uncertainties and are subject to change because they relate to events and depend on circumstances that will occur in the future, including economic, regulatory, competitive, and other factors that may cause our or our industry's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions.

All forward-looking statements included in this filing are based on information available to us on the date of this filing. Except as may be otherwise required by law, we undertake no obligation to update or revise the forward-looking statements included in this filing, whether as a result of new information, future events, or otherwise, after the date of this filing. You should not place undue reliance on any forward-looking statements, as actual results may differ materially from projections, estimates, or other forward-looking statements due to a variety of important factors, variables, and events including, but not limited to:

•our ability to design and price products that are competitive and/or actuarially sound including but not limited to any impacts resulting from Medicaid redeterminations;
•our ability to maintain or achieve improvement in the Centers for Medicare and Medicaid Services (CMS) Star ratings and maintain or achieve improvement in other quality scores in each case that can impact revenue and future growth;
•our ability to accurately predict and effectively manage health benefits and other operating expenses and reserves, including fluctuations in medical utilization rates;
•competition, including our ability to reprocure our contracts and grow organically;
•the timing and extent of benefits from our value creation strategy, including the possibility that the benefits received may be lower than expected, may not occur, or will not be realized within the expected time periods;
•disruption, unexpected costs, or similar risks from business transactions, including acquisitions, divestitures, and changes in our relationships with third parties;
•impairments to real estate, investments, goodwill, and intangible assets;
•the risk that the election of new directors, changes in senior management, and any inability to retain key personnel may create uncertainty or negatively impact our ability to execute quickly and effectively;
•membership and revenue declines or unexpected trends;
•rate cuts or other payment reductions or delays by governmental payors and other risks and uncertainties affecting our government businesses;
•changes in healthcare practices, new technologies, and advances in medicine;
•increased healthcare costs;
•inflation;
•changes in economic, political, or market conditions;
•changes in federal or state laws or regulations, including changes with respect to income tax reform or government healthcare programs as well as changes with respect to the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively referred to as the ACA) and any regulations enacted thereunder;
•tax matters;
•disasters or major epidemics;

•changes in expected contract start dates;
•provider, state, federal, foreign, and other contract changes and timing of regulatory approval of contracts;
•the expiration, suspension, or termination of our contracts with federal or state governments (including, but not limited to, Medicaid, Medicare, TRICARE, or other customers);
•the difficulty of predicting the timing or outcome of legal or regulatory proceedings or matters, including, but not limited to, our ability to resolve claims and/or allegations made by states with regard to past practices, including at Centene Pharmacy Services (formerly Envolve Pharmacy Solutions, Inc. (Envolve)), as our pharmacy benefits manager (PBM) subsidiary, within the reserve estimate we previously recorded and on other acceptable terms, or at all, or whether additional claims, reviews or investigations will be brought by states, the federal government or shareholder litigants, or government investigations;
•challenges to our contract awards;
•cyber-attacks or other privacy or data security incidents;
•the exertion of management's time and our resources, and other expenses incurred and business changes required in connection with complying with the undertakings in connection with any regulatory, governmental, or third party consents or approvals for acquisitions or dispositions;
•any changes in expected closing dates, estimated purchase price, and accretion for acquisitions or dispositions;
•restrictions and limitations in connection with our indebtedness;
•a downgrade of the credit rating of our indebtedness;
•the availability of debt and equity financing on terms that are favorable to us; and
•foreign currency fluctuations.

This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain other factors that may affect our business operations, financial condition, and results of operations, in our filings with the Securities and Exchange Commission (SEC), including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Due to these important factors and risks, we cannot give assurances with respect to our future performance, including without limitation our ability to maintain adequate premium levels or our ability to control our future medical and selling, general and administrative costs.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks include, but are not limited to, the following, all of which are more fully described in Part 1, Item 1A "Risk Factors". This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business.

•Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could have a material adverse effect on our business;
•Our Medicare programs are subject to a variety of unique risks that could adversely impact our financial results;
•Risk-adjustment payment systems make our revenue and results of operations more difficult to estimate and could result in retroactive adjustments that have a material adverse effect on our business;
•Any failure to adequately price products offered or any reduction in products offered for Medicare Advantage and in the Health Insurance Marketplace may have a material adverse effect on our business;
•We derive a portion of our cash flow and gross margin from our prescription drug plan (PDP) operations, for which we submit annual bids for participation. The results of our bids could have a material adverse effect on our business;
•Our encounter data may be inaccurate or incomplete, which could have a material adverse effect on our business and ability to bid for, and continue to participate in, certain programs;
•If we are not successful in procuring new government contracts or renewing existing government contracts, or if we receive an adverse finding or review resulting from an audit or investigation, our business may be adversely affected;
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
•We derive a significant portion of our premium revenues from operations in a number of states, and our business could be materially affected by a decrease in premium revenues or profitability in any one of those states;
•Competition may limit our ability to increase penetration of the markets that we serve;
•If we are unable to maintain relationships with our provider networks, our profitability may be harmed;
•If we or our third-party vendors are unable to integrate and manage information systems effectively, our operations could be disrupted;
•A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber-attacks, could have a material adverse effect on our business;
•We may be unable to attract, retain or effectively manage the succession of key personnel;
•An impairment charge with respect to our real estate portfolio, recorded goodwill, and intangible assets could have a material impact on our results of operations;
•Reductions in funding, changes to eligibility requirements for government-sponsored healthcare programs in which we participate, and any inability on our part to effectively adapt to changes to these programs could have a material adverse effect on our business;
•Significant changes or judicial challenges to the ACA could materially and adversely affect our business;
•Our business activities are highly regulated and new laws or regulations or changes in existing laws or regulations or their enforcement or application could force us to change how we operate and could harm our business;
•Our pharmacy services face regulatory and other risks and uncertainties which could materially and adversely affect our business;
•We have been and may from time to time become involved in costly and time-consuming litigation and other regulatory proceedings, which require significant attention from our management and could adversely affect our business;
•If we fail to comply with applicable privacy, security, and data laws, regulations, and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, our business could be materially and adversely affected;
•If we fail to comply with the extensive federal and state fraud, waste and abuse laws, our business could be materially and adversely affected;
•We might be adversely impacted by tax legislation or challenges to our tax positions;
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
•Phasing out of London Interbank Offered Rate (LIBOR) may increase our interest expense or affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, which may adversely affect our financial condition;
•Mergers and acquisitions may not perform as expected and we may not realize the savings expected from divestitures, which may cause the market price of our common stock to decline;
•We may be unable to successfully integrate our existing business with acquired businesses and realize the anticipated benefits of such acquisitions; and
•Our business and results of operations may be materially adversely affected if we fail to manage and complete divestitures.

Non-GAAP Financial Presentation

The Company is providing certain non-GAAP financial measures in this report as the Company believes that these figures are helpful in allowing investors to more accurately assess the ongoing nature of the Company's operations and measure the Company's performance more consistently across periods. The Company uses the presented non-GAAP financial measures internally in evaluating the Company's performance and for planning purposes, by allowing management to focus on period-to-period changes in the Company's core business operations, and in determining employee incentive compensation. Therefore, the Company believes that this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The presentation of this additional non-GAAP financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets and acquisition and divestiture related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company's core performance over time.

The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Year Ended December 31,
	2022	2021	2020

GAAP net earnings attributable to Centene	$1,202	$1,347	$1,808
Amortization of acquired intangible assets	817	770	719
Acquisition and divestiture related expenses	213	185	602
Other adjustments (1)	1,540	1,275	29
Income tax effects of adjustments (2)	(410)	(537)	(262)
Adjusted net earnings	$3,362	$3,040	$2,896

GAAP diluted earnings per share (EPS) attributable to Centene	$2.07	$2.28	$3.12
Amortization of acquired intangible assets	1.40	1.31	1.24
Acquisition and divestiture related expenses	0.36	0.31	1.04
Other adjustments (1)	2.65	2.16	0.05
Income tax effects of adjustments (2)	(0.70)	(0.91)	(0.45)
Adjusted Diluted EPS	$5.78	$5.15	$5.00

(1) Other adjustments include the following pre-tax items:
2022:
(a) real estate impairments of $1,642 million, or $2.82 per share ($2.08 after-tax); PANTHERx Rare (PANTHERx) divestiture gain of $490 million, or $0.84 per share ($0.65 after-tax); impairments of assets associated with the divestitures of our Spanish and Central European, Centurion, and HealthSmart businesses of $458 million, or $0.78 per share ($0.60 after-tax); Magellan Rx divestiture gain of $269 million, or $0.46 per share ($0.17 after-tax); Health Net Federal Services asset impairment of $233 million, or $0.40 per share ($0.39 after-tax); gain on debt extinguishment of $27 million, or $0.04 per share ($0.03 after-tax); increase to the previously reported gain on the divestiture of U.S. Medical Management (USMM) due to the finalization of working capital adjustments of $13 million, or $0.02 per share ($0.02 after-tax); and costs related to the PBM legal settlement of $6 million, or $0.01 per share ($0.00 after-tax).

2021:
(b) PBM legal settlement expense of $1,264 million, or $2.14 per share ($1.76 after-tax); gain related to the acquisition of the remaining 60% interest of Circle Health of $309 million, or $0.52 per share ($0.52 after-tax); impairment of our equity method investment in RxAdvance of $229 million, or $0.39 per share ($0.32 after-tax); gain related to the divestiture of USMM of $150 million, or $0.25 per share ($0.23 after-tax); debt extinguishment costs of $125 million, or $0.21 per share ($0.16 after-tax); reduction to the previously reported gain on divestiture of certain products of our Illinois health plan of $62 million, or $0.10 per share ($0.08 after-tax); and severance costs due to a restructuring of $54 million, or $0.09 per share ($0.06 after-tax).
i

2020:
(c) gain related to the divestiture of certain products of our Illinois health plan of $104 million, or $0.18 per share ($0.10 after-tax); impairment of $72 million, or $0.12 per share ($0.10 after-tax); and debt extinguishment costs of $61 million, or $0.11 per share ($0.07 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. In addition, the year ended December 31, 2022, includes tax expense of $107 million, or $0.18 per share, related to the Magellan Specialty Health divestiture and a $15 million, or $0.03 per share, tax benefit related to the RxAdvance impairment.

	Year Ended December 31,
	2022	2021	2020
GAAP selling, general and administrative expenses	$11,589	$9,601	$9,380
Less:
Acquisition and divestiture related expenses	202	157	580
Restructuring costs	—	54	—
Costs related to the PBM legal settlement	6	14	—
Real estate optimization	15	—	—
Adjusted selling, general and administrative expenses	$11,366	$9,376	$8,800

Note: Beginning in 2022, we have included a separate line item for depreciation expense on the Consolidated Statements of Operations, which was previously included in selling, general and administrative (SG&A) expenses. Prior period SG&A expenses have been conformed to the current presentation.

ii

PART I
Item 1. Business

OVERVIEW

Our Purpose

Transforming the health of the community, one person at a time.

Focus on the Individual	Whole Health	Active Local Involvement
Empowering people to create and maintain lifelong healthy habits	Delivering a full spectrum of care from physical health to emotional wellness	Helping our neighbors create stronger, healthier communities

Who We Are

Our mission as a leading healthcare enterprise is to help people live healthier lives, with an established expertise in lower-income and medically complex populations. We provide access to high-quality healthcare, innovative programs, and a wide range of health solutions that help families and individuals get well, stay well, and be well. We believe that our local approach enables us to provide accessible, quality, culturally sensitive healthcare coverage to our communities.

We have a competitive advantage being on the ground, enabling us to establish strong relationships with our partners and providing us with first-hand knowledge, which enables us to provide the best possible care to our members. We have a commitment to the communities and people we serve to transform their health at the local level.

Our value creation efforts, initiated in mid-2021, are the foundation of our long-term strategy, focused on making strategic decisions and investments to create additional value in the short-term and to seek opportunities that position the organization for long-term strength, profitability, growth, and innovation. In addition to creating shareholder value, this plan is an ongoing effort to modernize and improve how we work in order to propel our organization to new levels of success and elevate the member and provider experiences.

During 2022, we operated in two segments: Managed Care and Specialty Services. Our Managed Care segment provided health plan coverage to individuals through government subsidized and commercial programs. Our Specialty Services segment included companies offering diversified healthcare services and products to our Managed Care segment and other external customers. For the year ended December 31, 2022, our Managed Care and Specialty Services segments accounted for 93% and 7%, respectively, of our total external revenues. Our membership totaled 27.1 million as of December 31, 2022. For the year ended December 31, 2022, our total revenues and net earnings attributable to Centene were $144.5 billion and $1.2 billion, respectively, and our total cash flow from operations was $6.3 billion.

In early 2023, and in conjunction with our updated strategic plan, executive leadership realignment, and corresponding 2023 divestitures, we have revised the way we manage the business, evaluate performance, and allocate resources, resulting in an updated segment structure comprised of (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. We will begin reporting under this new segment structure in 2023.

Our initial health plan commenced operations in Wisconsin in 1984. We were organized in Wisconsin in 1993 as a holding company for our initial health plan and reincorporated in Delaware in 2001. Our stock is publicly traded on the New York Stock Exchange under the ticker symbol "CNC."

INDUSTRY

We provide a full spectrum of managed healthcare products and services, primarily through Medicaid, Medicare, and commercial products.

Medicaid

Medicaid is the largest publicly funded program in the United States and provides health insurance to low-income families and individuals with disabilities. Medicaid is funded jointly by federal and state governments, with the majority of funding provided by the federal government and administered by the states. Each state establishes its own eligibility standards, benefit packages, payment rates, and program administration within federal standards. As a result, there are 56 Medicaid programs - one for each U.S. state, each U.S. territory, and the District of Columbia. Eligibility is based on a combination of household income and assets, often determined by an income level relative to the federal poverty level. Many states have selected Medicaid managed care as a means of delivering quality healthcare and controlling costs.

Medicaid helps meet the needs of various populations through the following products and programs:

•The Temporary Assistance for Needy Families (TANF) program covers low-income families with children.

•Medicaid Expansion covers all individuals under age 65 with incomes up to 138% of the federal poverty level, subject to each states' election. The federal government pays 90% of the costs for Medicaid Expansion coverage for these beneficiaries.

•The Aged, Blind, or Disabled (ABD) program covers low-income individuals with chronic physical disabilities or behavioral health impairments. ABD beneficiaries represent a growing portion of all Medicaid recipients and typically utilize more services as a result of their more complicated health status.

•The Children's Health Insurance Program (CHIP) helps to expand coverage primarily to children whose families earn too much to qualify for Medicaid, yet not enough to afford private health insurance. Historically, children have represented the largest eligibility group. Costs are primarily composed of pediatrics and family care, which tend to be more predictable than those associated with other healthcare issues predominantly affecting the adult population.

•Long-Term Services and Supports (LTSS) is a Medicaid product that covers Institutional/Residential Care (Nursing and Intermediate Care Facilities) and Home and Community Based Services (HCBS) for beneficiaries requiring assistance with their activities of daily living. The largest groups receiving LTSS, by spending, are older individuals and individuals with physical disabilities, followed by individuals with intellectual and developmental disabilities, those with serious mental illness and/or serious emotional disturbance, and other populations. States are increasingly turning to managed care as a solution to provide coordinated, holistic care to their LTSS beneficiaries.

•The majority of children in foster care qualify for Medicaid. The federal government has enacted legislation establishing requirements for state child welfare agencies related to the health and well-being of children in foster care, including the provision of grants and technical assistance to enable states to meet these needs and make explicit connections with Medicaid. In addition, under the ACA, former foster care children are eligible for Medicaid until the age of 26, provided that they turned 18 while in foster care and were enrolled in Medicaid at that time.

•A portion of Medicaid beneficiaries are dual-eligible, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. According to the CMS, there were approximately 11.6 million dual-eligible enrollees in 2021. These members may receive assistance from Medicaid for benefits, such as nursing home care, HCBS, and/or assistance with Medicare premiums and cost-sharing depending on their income level. Dual-eligibles use more services due to their tendency to have more chronic health issues. We serve dual-eligibles primarily through our ABD, LTSS, Medicare-Medicaid Plan (MMP), and Medicare Advantage Dual Eligible Special Needs Plan (DSNP) lines of business.

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

Accordingly, in an effort to improve quality of care and lower costs, the majority of states have mandated that their Medicaid recipients enroll in managed care plans and are considering moving to a mandated managed care approach for additional populations and products. CMS estimates the total Medicaid market will grow from $700 billion in 2021 to $1.1 trillion by 2029. Medicaid spending is estimated to have increased by 5.7% in 2022 and is projected to increase at an average annual rate of 5.6% between 2021 and 2030. Based on these trends, we believe a significant market opportunity exists for managed care organizations (MCOs) with operations and programs focused on the distinct socio-economic, cultural, and healthcare needs of the uninsured population and the Medicaid populations.

We are the largest Medicaid health insurer in the country, serving 16 million Medicaid recipients in 29 states as of December 31, 2022.

Medicare

Medicare is the federal health insurance program for people ages 65 and over, which was expanded to cover people under 65 with certain disabilities and people with end-stage renal disease requiring dialysis or kidney transplant. Medicare consists of four parts, labeled A through D. Part A provides hospitalization benefits financed largely through Social Security taxes and requires beneficiaries to pay out-of-pocket deductibles and coinsurance. Part B provides benefits for medically necessary services and supplies including outpatient care, physician services, and home health care. Parts A and B are referred to as Original Medicare.

As an alternative to Original Medicare, beneficiaries may elect to receive their Medicare benefits through Part C, also known as Medicare Advantage. Under Medicare Advantage, MCOs contract with CMS to provide services directly to Medicare beneficiaries as well as through employer and union groups. MCOs typically receive fixed monthly premium per member from CMS that varies based upon the county in which the member resides, demographic factors of the member such as age, gender, and institutionalized status, and the health status of the member. Any benefits that are not covered by Medicare may result in an additional monthly premium charged to the enrollee or through portions of payments received from CMS that may be allocated to these benefits, according to CMS regulations and guidance.

CMS estimates the total Medicare market will grow from $865 billion in 2021 to $1.5 trillion by 2029. Medicare spending is estimated to have increased 7.5% in fiscal 2022 and is projected to increase at an average annual rate of 7.2% between 2021 and 2030. More than half of Medicare eligible members in 2022 were not enrolled in a Medicare Advantage product, representing a notable market opportunity.

As of December 31, 2022, we served 1.5 million Medicare Advantage members across 36 states, primarily under the brand name WellCare, with the highest concentration of lower-income, medically complex members compared to our competitors.

Medicare Prescription Drug Plan

Medicare prescription drug coverage, or Medicare Part D, is a voluntary benefit for Medicare beneficiaries. The Medicare Part D prescription drug benefit is supported by risk sharing with the federal government through risk corridors designed to limit the losses and gains of the participating drug plans and by providing reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for risk factor payments. Additional subsidies are provided for dually-eligible beneficiaries and specified low-income beneficiaries.

MCOs contract with CMS to serve as plan sponsors offering stand-alone Medicare Part D PDPs to Medicare-eligible beneficiaries. PDPs offer national in-network prescription drug coverage, including a preferred pharmacy network, subject to limitations in certain circumstances. Unless CMS is notified of non-renewal and the non-renewal is effectuated by not filing a bid on the first Monday in June, Medicare Advantage and PDP contracts with CMS are renewed for successive one-year terms each September. Should CMS decide not to renew a contract, CMS must notify MCOs on or before August 1, and the plan would be terminated effective December 31 of that year.

We offer stand-alone PDPs in 50 states and the District of Columbia, serving 4.2 million members as of December 31, 2022.

Commercial

The ACA created the Health Insurance Marketplace, which is a key component of the ACA and provide an opportunity for individuals and families to obtain health insurance. States have the option of operating their own Marketplace or partnering with the federal government. States choosing neither option default to a federally-facilitated Marketplace. Access to the Marketplace is limited to U.S. citizens and legal immigrants. Insurers are required to offer a minimum level of benefits with coverage that varies based on premiums and out-of-pocket costs.

Premium subsidies, extended through 2025, are provided to individuals and families without access to other coverage and with incomes above 100% of the federal poverty level to make coverage more affordable. Consumers who qualify for subsidies may choose how much of the tax credit to apply to their premiums each month, up to the maximum amount for which they are eligible. The amount of subsidy an enrollee may receive depends on household income and the cost of the second lowest cost silver plan available to enrollees in their local area.

We also offer commercial healthcare products to individuals through large and small employer groups. We offer plans with differing benefit designs and varying levels of co-payments at different premium rates. These plans are offered generally through contracts with participating network physicians, hospitals, and other providers. Coverage typically is subject to copays and can be subject to deductibles and coinsurance. As our commercial members reach their deductibles and out-of-pocket maximums, our medical costs rise, creating seasonality in the business with a higher percentage of earnings in the first half of the year.

We are the largest Marketplace carrier, serving 2.1 million members across 27 states as of December 31, 2022, under the brand name Ambetter Health.

OUR COMPETITIVE STRENGTHS

Our approach is based on the following key competitive strengths:

•Expertise in Government-Sponsored Programs. For more than 35 years, we have developed a specialized services expertise that has helped us establish and maintain relationships with members, providers, and our government customers. Our products are tailored to achieve savings for our government customers and are designed to enable our providers to deliver high-quality care to members. Complex populations represent a larger share of our Medicaid portfolio, more than any other payer in the country. As states increasingly look to a managed model for these populations, we believe we will be seen as a must-have partner.

•Localized Approach with Centralized Support Infrastructure. We take a localized approach to delivering healthcare. This approach enables us to facilitate member access to high-quality, culturally sensitive healthcare services. Our product designs are tailored to the unique populations in each community and address community-specific challenges through outreach, education, transportation, and other member support activities. We complement this localized approach with a centralized infrastructure. We believe this combined approach enables a culture that protects local agility and innovation while delivering scaled efficiency.

•Financial Strength and Scale. We are the largest Medicaid health insurer and Marketplace carrier in the country and our growing Medicare product has the highest concentration of lower-income, medically complex members. In 2022, we had $144.5 billion in revenue and $6.3 billion in operating cash flow. Our strong operating performance, size, and scale allow us to continue to invest in our businesses through technology, strategic acquisitions, and key resources that support our business and enable us to navigate the changing healthcare landscape.

•Data-Driven Innovation. Our rich, local data amassed over decades allows us to curate networks of community partners and community resources, identify low-cost, sustainable interventions tailored to our unique populations, and guide high-impact investments into the community. We are investing in scalable innovation and transformation to harness our data. In this way, our data will enable us to transform the health of our communities long-term and deliver value to both members and shareholders.

MANAGED CARE

Benefits to Customers

We feel that our ability to establish and maintain a leadership position in the markets we serve results primarily from our demonstrated success in providing quality care while reducing and managing costs, and from our specialized programs with state governments.

The following are among the benefits we provide to our government partners, providers, and members:

•Accurate and timely claims payments. We are committed to ensuring that our information systems and claims payment systems meet or exceed state requirements. We continuously improve our claims processing strategies, expertise, configuration, and tools to achieve operational excellence, including timely payments to our providers.

•Care management for complex populations. Through our experience with Medicaid populations and long-time presence in states with experience in long-term care for children and adolescents in the foster care system, we have developed care management, service coordination, and crisis prevention/response programs that improve healthcare outcomes through decreasing preventable emergency department utilization and improving access to primary care and behavioral health intervention. This experience has led to sole source and specialized contracts in Florida, Illinois, Missouri, Texas, and Washington.

•Commitment to quality and improved health outcomes. We have implemented programs to encourage effective and transparent collaboration between the member and their provider. We demonstrate this through obtaining health plan accreditations, such as National Committee for Quality Assurance (NCQA), which is a critical step in demonstrating the effectiveness of our structure and processes, clinical quality, and member satisfaction. Additionally, we have launched a multi-year plan to build and improve quality across the enterprise with a strong focus on enhanced patient experience and access to care, which lays the foundation for strong Medicare Star ratings in the future.

•Community-specific healthcare programs and a focus on addressing health equity. Our expertise in government-sponsored programs has helped us establish and maintain strong relationships with our constituent communities of members, providers, and federal and state governments. We provide access to services through local providers and staff that focus on the cultural norms of their individual communities. To that end, systems and procedures have been designed to address community-specific challenges, including but not limited to, food insecurity, housing instability, employment, and access to transportation, which contribute to health disparities among underserved and vulnerable populations. We remain focused on identifying and removing social barriers to health in the communities we serve.

•Data-driven approach to improve health outcomes. We have employed an investment strategy designed to increase our capability to collect and analyze data and insights. We gather data from multiple sources including medical, vision, and behavioral health claims and encounter data, pharmacy data, dental vendor claims, and authorization data. We use this data to track utilization trends, identify health disparities, monitor quality of care, and evaluate the effectiveness of our programs. Through these analyses, we identify and implement interventions that improve health outcomes, advance health equity and population health, and ensure members receive timely and appropriate services. The value and accuracy in the data we collect is important in demonstrating an auditable program for federal and state agencies.

•Member programs and services. Our comprehensive set of programs and services help members achieve whole-person health while supporting the overall goals of the government program. Covered healthcare benefits vary from customer to customer but cover a wide range of services, including transportation assistance, provision of durable medical equipment, behavioral health and substance use disorder services, 24-hour nurse advice line, social work services, and telehealth services.

•Value-based arrangements. Our health plans offer a combination of value-based contracting models, including quality incentives and risk arrangements, that address the continuum of whole-person care. We believe value-based collaboration with providers leads to improved health outcomes, reduced costs, and better member and provider experiences.

Providers

For each of our service areas, we establish a provider network consisting of primary and specialty care physicians, hospitals, and ancillary providers. Our network of primary care physicians is a critical component of care delivery, cost optimization, and the attraction and retention of new members. Primary care physicians include family and general practitioners, pediatricians, internal medicine physicians, obstetricians, and gynecologists. Specialty care physicians provide medical care to members generally upon referral by primary care physicians. Specialty care physicians include a wide array of provider types including, but not limited to, orthopedic surgeons, cardiologists, and otolaryngologists. When necessary, we also contract with third-party providers on a negotiated fee arrangement for physical therapy, home healthcare, diagnostic laboratory tests, x-ray examinations, transportation, ambulance services, and durable medical equipment.

Our health plans facilitate access to healthcare services for our members primarily through contracts with our providers. Our contracts with primary and specialty care physicians and hospitals are usually for a term of one to three years and renew automatically for successive one-year terms, but generally are subject to termination by either party upon prior written notice. In the absence of a contract, we typically pay providers at applicable state or federal reimbursement levels, depending on the product (e.g., Medicaid or Medicare). We pay providers under a variety of methods, including fee-for-service, capitation arrangements, and value-based arrangements.

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

•Under value-based arrangements, providers can be paid under either a capitated or fee-for-service model. The arrangement, however, contains provisions for additional payments to the providers or reimbursement from the providers based on their performance in cost and quality measures. We are committed to value-based contracting, up and downside risk, assigning members to the highest quality providers and capitation. This is done in complete partnership with our providers to increase quality outcomes and overall member satisfaction. We anticipate our membership in up and downside risk arrangements will continue to grow.

The continuum of value-based contracting includes the following models: pay-for-performance, shared savings, shared risk, and full risk. We often start our provider relationships in a pay-for-performance model, in which providers are reimbursed for the fair market value of services provided. Providers benefit from this model as it gives complete transparency and clarity on actions that earn incentives.

We then transition to a risk-sharing model, in which providers are reimbursed based on the total cost of care. As we advance along this continuum, it strengthens our partnerships with our providers, enabling the delivery of high-quality care. We believe having the strongest provider partners who know how to operate well in a value-based model and who can help us drive positive outcomes for our members and good member experience is more important than owning providers, which occurs on an exception basis.

We work with physicians to help them operate efficiently by providing actionable financial and utilization information, physician and patient educational programs, and disease and population health management programs. Our programs are also designed to help physicians coordinate care rendered by other providers.

We believe our local and collaborative approach with physicians and other providers gives us a competitive advantage in entering new markets. Our physicians serve on local committees that assist us in implementing preventive care programs, optimizing costs, and improving the overall quality of care delivered to our members, while also simplifying the administrative burdens on our providers. This approach has enabled us to strengthen our provider networks through improved physician recruitment and retention which, in turn, has helped to increase our membership base.

The following are among the services we provide to support physicians:

•Provider Engagement Performance Tools and Processes lead to measurable improvements in quality and health outcomes, healthcare costs, and member satisfaction. High-quality provider support and service levels are important as our key customers are increasingly using performance-based measures to select and pay health plans. We have a suite of network performance tools for use by physicians and other providers which monitor the outcomes and care gaps of their individual patient panels. We meet with the providers to review their performance issues and recommend strategies for improvements in their patient panel outcomes. Our tools also allow the physician and others to see where they stand within their value-based contract.

•Our Integrated Care Model is member-centric and managed by one care manager assigned to a member who looks at the care for the member in a holistic manner. This single care manager will coordinate all care for that member including behavioral health, medical health, and home-based primary care in accordance with an individualized, integrated care plan. This care manager also coordinates meetings with the member's integrated care team to assess and alter the care plan as needed. This results in better clinical outcomes and improved member satisfaction.

•The Provider Portal delivers claims and eligibility research, prior authorizations, member panels, care gaps, patient analytics, and provider analytics to contracted providers to drive provider engagement and improve patient outcomes. Data and reporting are delivered via a secure, user-friendly web-based provider portal. This is provided through our suite of technology platforms.

Our contracted physicians also benefit from several of the services offered to our members and population health management programs, which assist physicians in managing their patients with chronic diseases.

Quality Management

Quality management represents an integral part of our organization's foundation. Ensuring we continue advancing our mission of achieving better health outcomes for our members has led to recent investments in key initiatives involving people, processes, technology, and partner management.

Through these initiatives, we have:

•brought in key talent to the Company with a focus on individuals who have been successful in driving improvement in other organizations and increased staffing in critical customer-facing areas;

•centralized the oversight of quality programs, including the implementation of real-time operational dashboards, tracking numerous quality key performance metrics;

•invested in new technology to enhance our access to clinical data around gaps in care, committed to integrating our numerous quality platforms into a single unified workflow, and developed advanced analytics to orchestrate pivotal member engagement and increase positive clinical outcomes and satisfaction in the care being delivered to our members; and

•taken steps to strengthen relationships with providers to improve the quality of care for our members; specifically, we are increasing our value-based provider engagements as those enhanced partnerships have proven to drive higher quality care and continue to promote local physician participation in quality improvement through physician committees chaired by local physician leaders, which ensures clinical oversight and is critical to the success of clinical quality improvement programs.

We believe these initiatives will improve the member's overall health and healthcare experience and help us achieve strong Medicare Star ratings.

CMS developed the Medicare Advantage Five-Star Quality Rating System to help consumers choose among competing plans, awarding between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in certain measures of quality. The parent organization Star rating is used for new Medicare Advantage contracts while existing contracts follow their individual Star ratings to determine bonus payments.

Plans receive additional Medicare revenue related to the achievement of higher Star ratings that can be used to offer more attractive benefit packages to members and/or achieve higher profit margins. In addition, plans with Star ratings of 5.0 are eligible for year-round open enrollment, whereas plans with lower Star ratings have more restrictions on enrollment criteria and timing. Part C or Part D Medicare plans with Star ratings of less than three stars for three consecutive years are denoted as "low performing" plans on the CMS website and in the CMS "Medicare and You" handbook. In addition, CMS could exercise its authority to terminate the Medicare Advantage and PDP contracts for plans rated below three stars for three consecutive years. As a result, plans that achieve higher Star ratings may have a competitive advantage over plans with lower Star ratings.

As further validation of our quality objectives, we pursue accreditation by independent organizations that have been established to promote healthcare quality. NCQA Health Plan Accreditation programs provide unbiased, third-party reviews to verify and publicly report results on specific quality care metrics. We pursue and achieve accreditation in the majority of states where we currently have health plan operations. We also verify the credentials and backgrounds of our partner providers using standards supported by NCQA to ensure the quality of our networks.

Accreditation is only one measure of our ability to provide access to quality care for our members. State and market Healthcare Effectiveness Data and Information Set reporting constitutes the core of the information base that drives our clinical quality performance efforts. This reporting is monitored by health plan quality improvement committees and our corporate population health management and quality improvement teams.

We remain committed to our quality initiatives and continue to focus on investments that we expect to translate into value over the next few years.

SPECIALTY SERVICES

Our specialty companies provide a variety of products and services to deliver integrated healthcare to our members and other organizations.

•Behavioral Health. Magellan Health Inc. (Magellan) provides carve-out management services for behavioral health and employee assistance plans. These services are provided through Magellan's comprehensive network of medical and behavioral health professionals, clinics, hospitals, skilled nursing facilities, home care agencies, and ancillary service providers.

•Clinical Healthcare. Community Medical Group (CMG) provides clinical healthcare, encompassing primary care, access to certain specialty services, and a suite of social and other support services. CMG operates in Florida through an at-risk primary care provider model, focusing on clinical and social care for at-risk beneficiaries. Additionally, Bayless Integrated Healthcare provides outpatient primary care and behavioral healthcare services.

•Data Analytics. Apixio offers, among other solutions, artificial intelligence technology that performs retrospective chart reviews for more accurate risk score submission to CMS. Apixio provides services to third-party customers as well as our health plans. Interpreta uses its analytics engine to provide real-time insights to providers, care managers, and payers in the areas of member prioritization, quality management, and risk adjustment. These businesses continue to digitize the administration of healthcare and accelerate innovation and modernization across the enterprise.

•Federal Services. Health Net Federal Services has a Managed Support Contract in the West Region for the Department of Defense (DoD) TRICARE program. We provide administrative services to Military Health System eligible beneficiaries, which includes eligible active duty service members and their families, retired service members and their families, survivors of retired service members, and qualified former spouses. Our current contract for health care delivery services is in place through early 2024. In December 2022, the DoD announced that the TRICARE Managed Care Support Contracts commencing in 2024 were not awarded to Health Net Federal Services.

•Pharmacy Solutions. Utilizing innovative, flexible solutions and customized care management, we offer traditional pharmacy clinical and administrative services as well as comprehensive specialized pharmacy benefit services through our specialty pharmacy business, AcariaHealth. Our programs offer progressive services that are specifically designed to improve quality of care while containing costs. Services that we provide include drug utilization review, formulary and rebate management, patient and physician interventions, and prior authorization services and analytics. AcariaHealth offers specialized care management services for complex diseases and enhances the patient care offering through collaboration with providers and the capture of relevant data to measure patient outcomes. We have historically provided comprehensive PBM services, however, we have transitioned substantially all of our PBM business to a third party as of January 1, 2023. We continue to provide pharmacy benefit administration for state Medicaid and other government-sponsored programs through Centene Pharmacy Services.

•Vision and Dental Services. Envolve Benefit Options coordinates benefits beyond traditional medical benefits to offer fully integrated vision and dental health services. Our vision benefit program administers routine and medical surgical eye care benefits through a contracted national network of eye care providers. Through the dental benefit, we are dedicated to improving oral health through a contracted network of dental healthcare providers.

We currently have NCQA accreditation and/or URAC accreditation for several of our specialty services companies.

CORPORATE COMPLIANCE

Our Ethics and Compliance program assists the organization in developing effective internal controls that promote the prevention and detection of fraud, waste and abuse and the resolution of instances of conduct that do not conform to federal and state law, private payor healthcare program requirements, or our ethics and business policies. Responsibilities also include the ongoing maintenance of our privacy program and oversight of the Health Insurance Portability and Accountability Act (HIPAA) as they pertain to us and our business units from a compliance, business, and technical perspective.

Three standards by which corporate compliance programs in the healthcare industry are measured are the Federal Organizational Sentencing Guidelines, the CMS Chapter Guidance, and the Compliance Program Guidance series issued by the Department of Health and Human Services' Office of the Inspector General. Our program contains each of the seven elements suggested by these authorities.

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

The goal of our program is to build a culture of integrity, ethics, and compliance, which is assessed periodically to measure engagement and effectiveness. Our Corporate Compliance intranet site, accessible to all employees, contains our Compliance Program description, our Business Ethics and Code of Conduct Policy, and resources for employees to report concerns or ask questions. If needed, employees have access to the contact information for our Board of Directors' Audit and Compliance Committee Chairman to report concerns. Our Ethics and Compliance Helpline is a toll-free number and web-based reporting tool operated by a third-party independent of the Company and allows employees or other persons to anonymously report suspected incidents of misconduct, fraud, waste, abuse, or other compliance violations, concerns, or questions. Furthermore, our Board of Directors' Audit and Compliance Committee reviews ethics and compliance reports quarterly.

ENVIRONMENTAL, SOCIAL, HEALTH, GOVERNANCE AND CORPORATE RESPONSIBILITY

Our steadfast commitment to the environment, the health and social well-being of our communities, and our culture of sound and ethical corporate governance extends far beyond individual programs or initiatives. Through the delivery of high-quality healthcare to at-risk populations, our responsibilities to members, stakeholders, and our planet serve as a living expression of our purpose – transforming the health of communities, one person at a time. Continued focus on environmental, social, and governance (ESG) matters remains foundational to supporting our strategy and long-term value creation. The services and value we provide to improve the lives of our members are essential to our business model. Our focus on the whole health of our members by delivering a full spectrum of care, including continually enhanced social determinants of health services, has allowed us to become a national leader in healthcare. These themes are core to our Environmental, Social, Health, and Governance (ESHG) Strategic Framework (the Framework), which highlights our commitment to healthy individuals and healthy communities and builds upon our long history of identifying and removing barriers to health. Implementation of the Framework is overseen by the Board of Directors Governance Committee and ESHG initiatives throughout the organization are driven by a cross-functional network comprised of executive representatives.

Annually, we issue an ESHG Report to the Community to communicate the value of our ESHG efforts, a Task Force on Climate-related Financial Disclosures (TCFD) Index report outlining our governance structure, strategy, risks, opportunities, and metrics and target-setting related to managing climate change, and a Sustainability Accounting Standards Board (SASB) index report aligned with the SASB Managed Care standard, providing sustainability disclosures to our stakeholders. The Framework enables us to align our business strategy and long-term planning with our initiatives and commitments to protect our planet, serve our communities, cultivate healthier lives, and live our values. Interested parties can find our ESG / ESHG-related reports within the Investors section of our website, the URL of which is https://investors.centene.com/esg. Please note: Nothing on our website, including our ESG / ESHG reports or sections thereof, shall be deemed incorporated by reference into this Annual Report.

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

We compete with other MCOs and specialty companies to acquire and retain state, county, federal, and commercial contracts. In addition, competitors could include technology companies, new joint ventures, financial services firms, consulting firms, and other non-traditional competitors. Before granting a contract, state and federal government agencies consider many competitive factors. These factors include quality of care, financial condition, stability and resources, and established or scalable infrastructure with a demonstrated ability to deliver services and establish comprehensive provider networks.

We also compete to enroll new members and retain existing members. People who wish to enroll in a managed healthcare plan or to change healthcare plans typically choose a plan based on the quality of care and services offered, ease of access to services, a specific provider being part of the network, and the availability of supplemental benefits. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of benefit plans offered, size and quality of provider network, quality of service, responsiveness to customer demands, financial stability, comprehensiveness of coverage, diversity of product offerings, market presence, and reputation.

We also compete with other MCOs in establishing provider networks. When contracting with various health plans, we believe that providers consider existing and potential member volume, reimbursement rates, population health management programs, speed of reimbursement, and administrative service capabilities. See "Risk Factors - Competition may limit our ability to increase penetration of the markets that we serve."

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

Regulatory agencies have substantial discretion to issue regulations and interpret and enforce laws and rules. Changes in the regulatory environment and applicable laws and rules also may occur periodically, including in connection with changes in political party or administration at the state and federal levels. The ultimate content, timing, or effect of any potential future legislation enacted under the new administration remains uncertain.

Our regulated subsidiaries are licensed to operate as HMOs, preferred provider organizations (PPOs), third party administrators, utilization review organizations, pharmacies, direct care providers, and/or insurance companies in their respective states. In each of the jurisdictions in which we operate, we are regulated by the relevant health and/or human services departments, departments of insurance, boards of pharmacy and other healthcare providers, and departments of health that oversee the activities of MCOs and health plans providing or arranging to provide services to enrollees.

The process for obtaining authorization to operate as a MCO, health insurance plan, prescription drug plan, pharmacy, or provider organization is complex and requires us to demonstrate to the regulators the adequacy of the health plan's organizational structure, financial resources, utilization review, quality assurance programs, proper billing, complaint procedures, and an adequate provider network and procedures for covering emergency medical conditions. For example, under both state MCO statutes and insurance laws, our health plan subsidiaries, as well as our applicable specialty companies, must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements. Insurance regulations may also require prior state approval of acquisitions of other MCO businesses and the payment of dividends, as well as notice for loans or the transfer of funds. Our subsidiaries are also subject to periodic state and federal reporting requirements. In addition, each health plan and individual healthcare provider must meet criteria to secure the approval of state regulatory authorities before implementing certain operational changes, including, without limitation, changes to existing offerings, the development of new product offerings, certain organizational restructurings, and, in some states, the expansion of service areas.

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

We are regulated as an insurance holding company and are subject to the insurance holding company acts of the states in which our insurance company and HMO subsidiaries are domiciled. These acts contain certain reporting requirements as well as restrictions on transactions between an insurer or HMO and its affiliates. These holding company laws and regulations generally require insurance companies and HMOs within an insurance holding company system to register with the insurance department of each state where they are domiciled and to file with those states' insurance departments reports describing the capital structure, ownership, financial condition, intercompany transactions, and general business operations. In addition, depending on the size and nature of the transaction, various notice and reporting requirements generally apply to transactions between insurance companies and HMOs and their affiliates within an insurance holding company structure. Some insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, HMOs, their parent holding companies, and affiliates. Among other provisions, state insurance and HMO laws may restrict the ability of our regulated subsidiaries to pay dividends.

Additionally, the holding company regulations of the states in which our subsidiaries are domiciled restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Under those statutes, without such approval or an exemption, no person may acquire any voting security of an insurance holding company that controls an insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a company and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of a company.

PPO regulation also varies by state and covers all or most of the subject areas referred to above.

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

Our healthcare providers must be licensed to practice medicine and do business as care providers in the state in which they are located. In addition, they must be in good standing with the applicable medical board, board of nursing, or other applicable entity. Furthermore, they must not be excluded from participation at either the state or federal levels. Our facilities are periodically reviewed by state departments of health and other regulatory agencies to ensure the environment is safe to provide care.

Federal law has also implemented other health programs that are partially funded by the federal government, such as Medicaid and Medicare programs. Our Medicaid programs are regulated and administered by various state regulatory bodies. Federal funding remains critical to the viability of these programs. Federal law permits the federal government to oversee and, in some cases, to enact, regulations and other requirements that must be followed by states with respect to these programs. Medicaid is administered at the federal level by CMS. Comprehensive legislation, specifically Title XVIII of the Social Security Act, governs our Medicare program. In addition, our Medicare contracts are subject to regulation by CMS. CMS has the right to audit Medicare contractors and the healthcare providers and administrative contractors who provide certain services on their behalf to determine the quality of care being rendered and the degree of compliance with CMS contracts and regulations.

The ACA transformed the U.S. healthcare system through a series of complex initiatives. Some of the ACA's most significant provisions include the imposition of significant fees, assessments, and taxes, the establishment of federally-facilitated and state-based Health Insurance Marketplaces where individuals and small groups may purchase health coverage; the implementation of certain premium stabilization programs designed to apportion risk amongst insurers; and optional Medicaid Expansion. State and federal regulators have continued to provide additional guidance and specificity to the ACA, and we continue to monitor this new information and evaluate its potential impact on our business. For a further discussion of the ACA, see "Risk Factors - Significant changes or judicial challenges to the ACA could materially and adversely affect our results of operations, financial condition, and cash flows."

We must also comply with laws and regulations related to the award, administration, and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. For example, money laundering is a method of attempting to conceal the origins of money gained through illegal activity and is itself a crime that can result in substantial criminal and civil sanctions including fines and imprisonment. To ensure compliance with anti-money laundering laws and regulations, it is our policy to conduct business only with legitimate customers and counterparties whose funds are derived from legitimate commercial activity. In addition, as a result of our international operations, we are subject to the U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. A violation of specific laws and regulations by us and/or our agents could result in, among other things, the imposition of fines and penalties on us, changes to our business practices, the termination of our contracts, or debarment from bidding on contracts.

State and Federal Businesses; Contracts

In addition to being a licensed insurance company or HMO, in order to be a Medicaid MCO in each of the states in which we operate, we generally must operate under a contract with the state's Medicaid agency. States generally either use a formal proposal process, reviewing a number of bidders, or award individual contracts to qualified applicants that apply for entry to the program. Under these state Medicaid program contracts, we receive monthly payments based on specified capitation rates determined on an actuarial basis. These rates differ by membership category and by state depending on the specific benefits and policies adopted by each state. In addition, several of our Medicaid contracts require us to maintain Medicare Advantage special needs plans, which are regulated by CMS, for dual-eligible individuals within the state.

We provide Medicare Advantage, PDPs, DSNPs, and MMPs which are provided under contracts with CMS and subject to federal regulation regarding the award, administration, and performance of such contracts. CMS also has the right to audit our performance to determine our compliance with these contracts, as well as other CMS regulations and the quality of care we provide to Medicare beneficiaries under these contracts.

As of December 31, 2022, we operated in 27 states under federally-facilitated Marketplace contracts with CMS and state-based exchanges. We operate under a contract with the Arkansas Department of Human Services Division of Medical Services and the Arkansas Insurance Department to participate in the Medicaid expansion model that Arkansas has adopted (referred to as Arkansas Works).

Our government contracts include government-sponsored managed care and administrative services contracts through the TRICARE program and certain other healthcare-related government contracts.

Our state and federal contracts and the regulatory provisions applicable to us generally set forth requirements for operating, including provisions relating to:

•eligibility, enrollment, and dis-enrollment processes;
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

Our health plans operate through individual state contracts, generally with an initial term of one to five years. The contracts often have renewal or extension terms or are renewable through the state's reprocurement process. The contracts generally are subject to termination for cause, an event of default, or lack of funding, among other things.

Our federally-facilitated Marketplace contracts and state-based exchanges are renewable on an annual basis.

Privacy Regulations

We are subject to various international, federal, state, and local laws and rules regarding the use, security, and disclosure of protected health information, personal information, and other categories of confidential or legally protected data that our businesses handle. Such laws and rules include, without limitation, HIPAA, the Federal Trade Commission Act, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (Gramm-Leach-Bliley Act), the General Data Protection Regulation, and state privacy and security laws such as the California Confidentiality of Medical Information Act and the California Online Privacy Protection Act. Privacy and security laws and regulations often change due to new or amended legislation, regulations, or administrative interpretation. A variety of state and federal regulators enforce these laws, including but not limited to the U.S. Department of Health and Human Services (HHS), the Federal Trade Commission, state attorneys general, and other state regulators.

HIPAA is designed to improve the portability and continuity of health insurance coverage, simplify the administration of health insurance through standard transactions and ensure the privacy and security of individual health information. Among the requirements of HIPAA are the Administrative Simplification provisions which include: standards for processing health insurance claims and related transactions (Transactions Standards); requirements for protecting the privacy and limiting the use and disclosure of medical records and other personal health information (Privacy Rule); and standards and specifications for safeguarding personal health information which is maintained, stored or transmitted in electronic format (Security Rule). The Health Information Technology for Economic and Clinical Health (HITECH) Act amended certain provisions of HIPAA and enhanced data security obligations for covered entities and their business associates. HITECH also mandated individual notifications in instances of a data breach, provided enhanced penalties for HIPAA violations, and granted enforcement authority to states' Attorneys General in addition to the HHS Office for Civil Rights. The HIPAA Omnibus Rule further enhanced the changes under the HITECH Acts and the Genetic Information Nondiscrimination Act of 2008 which clarified that genetic information is protected under HIPAA and prohibits most health plans from using or disclosing genetic information for underwriting purposes. These regulations also establish significant criminal penalties and civil sanctions for non-compliance. The preemption provisions of HIPAA provide that the federal standards will not preempt state laws that are more stringent than the related federal requirements.

The Privacy and Security Rules and HITECH/Omnibus enhancements established requirements to protect the privacy of medical records and safeguard personal health information maintained and used by healthcare providers, health plans, healthcare clearinghouses, and their business associates.

The Security Rule requires healthcare providers, health plans, healthcare clearinghouses, and their business associates to implement administrative, physical, and technical safeguards to ensure the privacy and confidentiality of health information electronically stored, maintained, or transmitted. The HITECH Act and Omnibus Rule enhanced a federal requirement for notification when the security of protected health information is breached. In addition, there are state laws that have been adopted to provide for, among other things, private rights of action for breaches of data security and mandatory notification to persons whose identifiable information is obtained without authorization.

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

In addition, we process and maintain personal card data, particularly in connection with our Marketplace business. As a result, we must maintain compliance with the Payment Card Industry Data Security Standard, which is a multifaceted security standard intended to optimize the security of credit, debit, and cash card transactions and protect cardholders against misuse of their personal information.

Other Fraud, Waste and Abuse Laws

Investigating and prosecuting healthcare fraud, waste and abuse continues to be a top priority for state and federal law enforcement entities. The focus of these efforts has been directed at Medicare, Medicaid, Health Insurance Marketplace, and commercial products. The fraud, waste and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government. Many states have false claim act statutes that closely resemble the federal False Claims Act. Additional fraud, waste and abuse prohibitions include a wide range of operating activities, such as kickbacks or other inducements for the referral of members or coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a provider, improper marketing and violation of patient privacy rights. The laws and regulations relating to fraud, waste and abuse and the requirements applicable to health plans, PDPs, and providers participating in these programs are complex and change regularly. Compliance with these laws may require substantial resources. We are constantly looking for ways to improve our fraud, waste and abuse detection methods. While we have both prospective and retrospective processes to identify abusive patterns and fraudulent billing, we continue to increase our capabilities to proactively detect inappropriate billing prior to payment.

HUMAN CAPITAL RESOURCES

As the pace of change, complexity, and uncertainty in the broader environment accelerates, we continue our strong investment in creating a purpose-driven culture. We intentionally attract, develop, and retain top talent who have diverse voices and experiences, passion, and vision well-positioned to help us transform the health of communities for those we serve. Our entrepreneurial and mission-driven workforce is anchored by a steadfast commitment to a diverse, equitable, inclusive, and safe workplace. Our employees are further enabled through robust talent development programs and supported by competitive compensation, benefits, and health and well-being programs. Finally, our workforce is emboldened by their alignment with our purpose, values, and strategy through meaningful connections between our employees and their communities.

As of December 31, 2022, we had approximately 74,300 full-time equivalent (FTE) employees.

In our most recent Shaping Centene Employee Engagement pulse survey, 88% of employees reported strong engagement. Based on their responses, we surpassed the 75th percentile of Fortune 100 benchmark companies (benchmark data from 2019-2021) in a number of areas, including but not limited to the Company's commitment to and people leaders' support of diversity, equity and inclusion in the workplace, and having a clear understanding of our mission and values, as measured in our annual DEI Index, People Leader Effectiveness, Culture, and Employee Engagement surveys.

Workforce Culture and Compensation and Benefits

We maintain the health and well-being of our employees as one of the main driving factors of business decisions. We offer benefits to our employees to help them achieve optimum work-life balance and meet their needs and the needs of their families.

Based on feedback from our employees, we have adopted a modern work environment, including remote and hybrid work arrangements utilized by the majority of our employees. We believe that work flexibility empowers our employees to do their best work in the way they work best. With a largely remote workforce, we are intentional in our efforts to foster a collaborative, inclusive, and engaging work environment. We create meaningful "moments that matter," including monthly forums for people leaders, weekly communications for all employees, virtual all-employee meetings, and employee programming to help amplify multiple perspectives and lived experiences.

Our compensation and benefits programs are market competitive and designed to attract and retain talent. Our overall compensation philosophy is to pay for performance by linking the achievement of both Company and individual goals to total compensation. In addition to base pay, these programs may include annual bonuses, stock awards, an employee stock purchase plan, and a 401(k) plan. Our benefits cover various aspects of an employee's life, including medical, dental, and vision insurance, short- and long-term disability, supplemental accidental death and dismemberment and life insurance, wellness programs, flexible spending accounts, parental leave, and caregiver leave. We recently updated our parental leave to six weeks of fully compensated time for caregivers with an additional eight weeks for mothers, providing up to 14 weeks of fully compensated maternity leave. We also offer vacation, paid personal and sick time, paid company holidays, an employee assistance program, tuition reimbursement/educational assistance, and adoption reimbursement. In addition, we offer paid community volunteer time to encourage our employees to participate in individual and work-related volunteer programs and support the communities in which we serve.

Diversity, Equity and Inclusion

We believe that a diverse workforce and an equitable, inclusive environment enable competitive advantage and fuel improved service, innovation, and performance with all stakeholders. Our talent advisors, in partnership with hiring leaders, work to nurture a pipeline that connects us to a diverse workforce. Each of our talent advisors receives training to become Certified Diversity Recruiters and participate in the Association of Talent Acquisition Professionals Diversity, Equity and Inclusion (DEI) Excellence Program.

We have a wide range of programs focused on early identification and accelerated development of diverse talent, including our Employee Inclusion Groups (EIGs), which are key drivers of our culture. These voluntary, employee-led groups provide professional and leadership opportunities for women, military veterans and their families, individuals with disabilities and caregivers of individuals with disabilities, LGBTQIA+, and multicultural employees. EIGs support the attraction, development, and retention of talent at all levels, contribute to community engagement initiatives, and support business innovation and corporate best practices. Today, there are over 15,000 employees participating in our EIGs.

Our DEI strategy extends beyond the workforce and emphasizes supplier diversity, community engagement, and stakeholder collaboration. As a company committed to advancing whole health in communities, we recognize that economic inclusion is vital to positive health outcomes. Accordingly, we invest and partner with organizations that share our mission and values, with a focus on small businesses that provide employment opportunities to our member population.

Our Diversity, Equity & Inclusion Annual Report, which includes detailed information regarding our Human Capital programs and initiatives, can be found within the Investors section of our website at https://www.centene.com/who-we-are/corporate-facts-reports.html. Please note: Nothing on our website, including our Diversity, Equity and Inclusion Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.

Talent Development

Through our robust talent infrastructure, we continue working to deepen and prepare our diverse talent bench and workforce, which is instrumental to our Value Creation Plan and business strategy. We are committed to developing a workforce who can thrive in the evolving world of work, enabling our organization to further accelerate growth, inclusivity, and innovation. Through Centene University, we have designed learning and development at scale, using new digital tools, real-time virtual learnings, and customized leadership development programs, accessible to all employees, in a modern learning environment.

Additionally, a refreshed new leader development program, LEAD, was launched in 2022, to support newly promoted or hired people leaders. This 10-week program helps accelerate culture immersion and upskill leaders to lead in a modern era of hybrid work and continuous change. We also strategically identify talent to participate in leading external professional development programs designed for women and people of color.

In addition to building new workforce skills, we utilize our ongoing enterprise talent reviews, succession planning, career development planning, and comprehensive workforce analytics to provide insights to senior leaders to inform actions and drive intentional talent results through our People Plans, the integrated human capital component of our annual operating plans.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers, including their ages, at February 17, 2023:

Name	Age	Position
Sarah M. London	42	Chief Executive Officer
Andrew L. Asher	54	Executive Vice President, Chief Financial Officer
Katie N. Casso	41	Senior Vice President, Corporate Controller and Chief Accounting Officer
Kenneth J. Fasola	63	President
Christopher A. Koster	58	Executive Vice President, Secretary and General Counsel
James E. Murray	69	Executive Vice President, Chief Operating Officer

Sarah M. London. Ms. London has served as our Chief Executive Officer since March 2022. From September 2021 to March 2022, she served as Vice Chairman. She served as President, Centene Health Care Enterprises and Executive Vice President, Advanced Technology from March 2021 to September 2021. From September 2020 to February 2021, she served as Senior Vice President, Technology Innovation and Modernization. Prior to joining Centene, she served as both Senior Principal and Partner for Optum Ventures from May 2018 to March 2020 and Chief Product Officer of Optum from March 2016 to May 2018.

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

Kenneth J. Fasola. Mr. Fasola has served as our President since December 2022. From January 2022 to December 2022, he served as Executive Vice President, Health Care Enterprises. Mr. Fasola joined Centene upon the acquisition of Magellan Health in January 2022, where he served as the Chief Executive Officer since November 2019. From April 2019 to November 2019, he served as Chief Growth Officer of Ancillary and Individual Health Services at United Healthcare. From October 2010 to April 2019, he served as Chairman, President and Chief Executive Officer of HealthMarkets, Inc.

Christopher A. Koster. Mr. Koster has served as our Executive Vice President, Secretary and General Counsel since December 2021. From February 2020 to December 2021, he served as Senior Vice President, Secretary and General Counsel. From February 2017 to February 2020, he served as Senior Vice President, Corporate Services. Prior to joining Centene, Mr. Koster served as Missouri Attorney General for eight years.

James E. Murray. Mr. Murray has served as our Executive Vice President, Chief Operating Officer since December 2022. From January 2022 to December 2022, he served as Executive Vice President, Chief Transformation Officer. Mr. Murray joined Centene upon the acquisition of Magellan Health in January 2022, where he had served as the President and Chief Operating Officer since January 2020. During 2019, he served as President of PrimeWest Health. From 2017 to 2019, he served as Chief Executive Officer of LifeCare Health Partners.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act) and, as a result, we file periodic reports and other information with the Securities and Exchange Commission, or SEC. We make these filings available on our website free of charge, the URL of which is https://www.centene.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website (https://www.sec.gov) that contains our annual, quarterly, and current reports and other information we file electronically with the SEC. Stockholders may obtain a copy of this Annual Report on Form 10-K, without charge, by writing: Investor Relations, Centene Corporation, 7700 Forsyth Boulevard, St. Louis, MO 63105. Please note: Information on our website does not constitute part of this Annual Report on Form 10-K.

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

Risks Relating to Our Business

Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could have a material adverse effect on our results of operations, financial condition, and cash flows.

Our profitability depends to a significant degree on our ability to estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians, and other healthcare providers. For example, our government-sponsored health programs revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expenses exceed our estimates, our health benefits ratio (HBR), or our expenses related to medical services as a percentage of premium revenues, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, out-of-network utilization and pricing, hospital and pharmaceutical costs, unexpected events, such as disasters, the effects of climate change, major epidemics, pandemics, or newly emergent diseases (such as COVID-19), new medical technologies, new pharmaceutical compounds, increases in provider fraud, and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. Also, member behavior could continue to be influenced by the uncertainty surrounding the ACA, including potential further legal challenges to the ACA or potential changes in premium subsidies.

Our medical expenses include claims reported but not paid, estimates for claims incurred but not reported (IBNR), and estimates for the costs necessary to process unpaid claims at the end of each period. Our development of the medical claims liability estimate is a continuous process which we monitor and refine on a monthly basis as claims receipts and payment information as well as inpatient acuity information becomes available. As more complete information becomes available, we adjust the amount of the estimate, and include the changes in estimates in medical expenses in the period in which the changes are identified. Given the uncertainties inherent in such estimates, there can be no assurance that our medical claims liability estimate will be adequate, and any adjustments to the estimate may unfavorably impact our results of operations and may be material.

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

From time to time in the past, our actual results have varied from our estimates, particularly in times of significant changes in the number of our members. If it is determined that our estimates are significantly different than actual results, our results of operations and financial condition could be adversely affected. In addition, if there is a significant delay in our receipt of premiums, our business operations, cash flows, or earnings could be negatively impacted.

Our Medicare programs are subject to a variety of unique risks that could adversely impact our financial results.

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to negative outcomes from program audits, sanctions, penalties or other actions; if we do not submit adequate bids in our existing markets or any expansion markets; if our existing contracts are modified or terminated; or if we fail to maintain or improve our quality Star ratings, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our financial performance. For example, the achievement of Star ratings of 4-star or higher qualifies Medicare Advantage plans for premium bonuses. For rating year 2023, only 3% of our total December 31, 2022 Medicare Advantage membership is in a plan that received an overall rating of 4.0 stars or higher.

Despite our operational efforts to improve our Star ratings, there can be no assurances that we will be successful in improving our Star ratings in future years. Our quality bonus and rebates may continue to be negatively impacted and the attractiveness of our Medicare Advantage plans may be reduced if we are unable to improve these ratings.

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

Risk-adjustment payment systems make our revenue and results of operations more difficult to estimate and could result in retroactive adjustments that have a material adverse effect on our results of operations, financial condition, and cash flows.

Most of our government customers employ risk-adjustment models to determine the premium amount they pay for each member. This model pays more for members with predictably higher costs according to the health status of each beneficiary enrolled. Premium payments are generally established at fixed intervals according to the contract terms and then adjusted on a retroactive basis. We reassess the estimates of the risk adjustment settlements each reporting period and any resulting adjustments are made to premium revenue. In addition, revisions by our government customers to the risk-adjustment models have reduced and may continue to reduce our premium revenue.

As a result of the variability of certain factors that determine estimates for risk-adjusted premiums, including plan risk scores, the actual amount of retroactive payments could be materially more or less than our estimates. Consequently, our estimate of our plans' risk scores for any period, and any resulting change in our accrual of premium revenues related thereto, could have a material adverse effect on our results of operations, financial condition, and cash flows. The data provided to our government customers to determine the risk score are subject to audit by them even after the annual settlements occur. These audits may result in the refund of premiums to the government customer previously received by us, which could be significant and would reduce our premium revenue in the year that repayment is required.

Government customers have performed and continue to perform audits of selected plans to validate the provider coding practices under the risk adjustment model used to calculate the premium paid for each member. In 2023, CMS announced the removal of the fee-for-service adjuster from the risk adjustment data validation audit methodology beginning for audit year 2018, which could increase our audit error scores. We anticipate that CMS will continue to conduct audits of our Medicare contracts and contract years on an on-going basis. An audit may result in the refund of premiums to CMS. It is likely that a payment adjustment could occur as a result of these audits; and any such adjustment could have a material adverse effect on our results of operations, financial condition, and cash flows.

Any failure to adequately price products offered or any reduction in products offered for Medicare Advantage and in the Health Insurance Marketplace may have a material adverse effect on our results of operations, financial condition, and cash flows.

In the Health Insurance Marketplace, we may be adversely impacted by being selected by individuals who have higher acuity levels than those individuals who selected us in the past and healthy individuals may decide to opt out of the pool altogether. In addition, the risk adjustment provisions of the ACA established to apportion risk amongst insurers may not be effective in appropriately mitigating the financial risks related to the Health Insurance Marketplace product, are subject to a high degree of estimation and variability and are affected by our members' acuity relative to the membership acuity of other insurers. Further, changes in the competitive market for both Health Insurance Marketplace and the Medicare Advantage products over time, changes to member eligibility in the program design or changes in the financial incentives of individuals and competitors to participate in such products may make pricing difficult to predict. For example, competitors may introduce pricing, or broker incentives that we may not be able to match, which may adversely affect our ability to compete effectively. Competitors may also choose to exit the market altogether or otherwise suffer financial difficulty, which could adversely impact the pool of potential insured, or require us to increase premium rates. Any significant variation from our expectations regarding acuity, enrollment levels, adverse selection, out-of-network costs, or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial condition, and cash flows for both our Health Insurance Marketplace and Medicare Advantage products.

We derive a portion of our cash flow and gross margin from our PDP operations, for which we submit annual bids for participation. The results of our bids could have a material adverse effect on our results of operations, financial condition, and cash flows.

A significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries in CMS-designated regions where our PDP premium bids are below benchmarks of other plans' bids. In general, our premium bids are based on assumptions regarding PDP membership, utilization, drug costs, drug rebates, and other factors for each region. Our 2023 PDP bids resulted in 34 of the 34 CMS regions in which we were below the benchmarks, consistent with our 2022 PDP bids.

If our future Part D premium bids are not below the CMS benchmarks, we risk losing PDP members who were previously assigned to us and we may not have additional PDP members auto-assigned to us, which could materially reduce our revenue and profits.

Our encounter data may be inaccurate or incomplete, which could have a material adverse effect on our results of operations, financial condition, and cash flows and ability to bid for, and continue to participate in, certain programs.

Our contracts require the submission of complete and correct encounter data. The accurate and timely reporting of encounter data is increasingly important to the success of our programs because more states are using encounter data to determine compliance with performance standards and to set premium rates. We have expended and may continue to expend additional effort and incur significant additional costs to collect or correct inaccurate or incomplete encounter data and have been and continue to be, exposed to operating sanctions and financial fines and penalties for noncompliance. In some instances, our government clients have established retroactive requirements for the encounter data we must submit. There also may be periods of time in which we are unable to meet existing requirements. In either case, it may be prohibitively expensive or impossible for us to collect or reconstruct this historical data.

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

If we are not successful in procuring new government contracts or renewing existing government contracts, or if we receive an adverse finding or review resulting from an audit or investigation, our business may be adversely affected.

A substantial portion of our business relates to the provision of managed care programs and selected services to individuals receiving benefits under governmental assistance or entitlement programs. We provide these and other healthcare services under contracts with government entities in the areas in which we operate. Our government contracts are generally intended to run for a fixed number of years and may be extended for an additional specified number of years if the contracting entity or its agent elects to do so. Initial bids for these contracts and initial implementation of these contracts can have substantial start up costs, and may ultimately be unsuccessful. For example, in order to obtain a certificate of authority in most jurisdictions, we must first establish a provider network, have systems in place, and demonstrate our ability to administer a state contract and process claims. Once a new contract is awarded, we may experience delays in operational start dates. As a result of these factors, start-up operations may decrease our profitability, or we may not grow as quickly as we anticipated.

When our contracts with government entities expire, they may be opened for bidding by competing healthcare providers, and there is no guarantee that our contracts will be renewed or extended. Competitors may buy their way into the market by submitting bids with lower pricing. Even if our responsive bids are successful, the bids may be based upon assumptions or other factors which could result in the contracts being less profitable than we had anticipated. Further, our government contracts contain certain provisions regarding eligibility, enrollment and dis-enrollment processes for covered services, eligible providers, periodic financial and informational reporting, quality assurance, timeliness of claims payment, compliance with contract terms and law, and agreement to maintain a Medicare plan in the state and financial standards, among other things, and are subject to cancellation if we fail to perform in accordance with the standards set by regulatory agencies. For example, our subsidiary, Health Net of California, was selected by the California Department of Health Care Services (DHCS) for direct Medicaid contracts in 10 counties, including Los Angeles (in which a portion will be subcontracted). The contracts are anticipated to begin in January 2024.

We are also subject to various reviews, audits, and investigations, as well as self-reporting requirements, to verify our compliance with the terms of our contracts with various governmental agencies, as well as compliance with applicable laws and regulations. Any non-compliance with our government contracts, adverse review, audit, or investigation, could result in, among other things: cancellation of our contracts; refunding of amounts we have been paid pursuant to our contracts; imposition of fines, penalties, and other sanctions on us; loss of our right to participate in various programs; increased difficulty in selling our products and services; loss of one or more of our licenses; lowered quality Star ratings; harm to our reputation; or required changes to the way we do business. For example, several states have made claims related to services previously provided by Envolve, which historically provided PBM and specialty pharmacy services, including among other things, (i) seeking payment for services already reimbursed, (ii) not accurately disclosing to the true cost of the PBM services and (iii) inflating dispensing fees for prescription drugs. For additional information, see Note 18. Contingencies to the consolidated financial statements included in Part II of this Annual Report on Form 10-K. Additional claims, reviews, or investigations may still be brought by other states, the federal government, or shareholder litigants, and there is no guarantee we will have the ability to settle such claims with other states within the reserve estimate we have recorded and on other acceptable terms, or at all. In addition, under government procurement regulations and practices, a negative determination resulting from a government audit of our business practices could result in a contractor being fined, debarred, and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time.

If any of our government contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, or if we receive an adverse finding or review resulting from an audit or investigation, our business and reputation may be adversely impacted, our goodwill could be impaired and our financial condition, results of operations, or cash flows may be materially affected.

We contract with independent third-party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Violations of, or noncompliance with, laws and regulations governing our business by such third parties, or governing our dealings with such parties, could, among other things, subject us to additional audits, reviews, investigations, self-reporting requirements, and other adverse effects.

Our business could be materially adversely affected by the effects of widespread public health pandemics, such as COVID-19.

Public health pandemics or widespread outbreaks of contagious diseases, such as COVID-19, could materially adversely impact our business. Our business has been affected by the spread of COVID-19, and the extent to which COVID-19 continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Factors that may determine the severity of the impact include the duration and scale of the outbreak, new information which may emerge concerning the severity of COVID-19 (including new strains or variants, which may be more contagious, more severe or less responsive to treatment or vaccines), the costs of prevention and treatment of COVID-19 and the potential that we will not receive government reimbursement of additional expenses incurred by our members who contract or require testing for COVID-19 or who experience other health impacts as a result of the pandemic, employee retention, mobility, productivity and utilization of leave and other benefits, financial and other impacts on the healthcare provider community, disruptions or delays in the supply chain for testing and treatment supplies, protective equipment and other products and services, and the actions to contain COVID-19 or address its impact (including laws, regulations and emergency orders, such as stay at home orders, physical distancing requirements, forced business closures and vaccine requirements or mandates and directives related to the timing and scope of vaccine distribution), among other factors. In addition, increased utilization patterns (including deferred demand) have had, and may continue to have, an impact on our business as members' pattern of seeking healthcare fluctuates. Additionally, the spread of COVID-19 has previously caused disruption and volatility in the global capital markets, and future disruptions could adversely impact our access to capital. Finally, the impact of the above items on our government partners could result in program changes or delays or reduced capitation payments to us. We cannot at this time predict the ultimate impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, including our financial condition, results of operations and cash flows.

Ineffectiveness of state-operated systems and subcontractors could adversely affect our business.

A number of our health plans rely on other state-operated systems or subcontractors to qualify, solicit, educate, and assign eligible members into managed care plans. The effectiveness of these state operations and subcontractors can have a material effect on a health plan's enrollment in a particular month or over an extended period. When a state implements either new programs to determine eligibility or new processes to assign or enroll eligible members into health plans, or when it chooses new subcontractors, or has not adequately maintained systems, there is an increased potential for an unanticipated impact on the overall number of members assigned to managed care plans.

Execution of our value creation strategy may create disruptions in our business.

Our value creation strategy requires the successful execution of operational initiatives and change management, which may not occur. These initiatives include contracting with new third-party vendors and are subject to a variety of risks including, without limitation: significant initial investment with the anticipated financial or quality benefits not being realized or not at the levels or on the timing anticipated; delays or challenges in execution; diversion of management's time and attention; our inability to effectively manage significant organizational change negatively impacting our corporate culture; inability of third parties to successfully comply with the terms, transition deadlines, and service levels stated forth in the contracts, and unexpected costs in the completion of initiatives, including as a result of unexpected factors or events.

If we are unable to effectively execute our value creation strategy, our future growth may suffer, and our results of operations could be harmed.

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

We derive a significant portion of our premium revenues from operations in a number of states, and our results of operations, financial condition, or cash flows could be materially affected by a decrease in premium revenues or profitability in any one of those states.

Operations in a number of states have accounted for a significant portion of our premium revenues to date. If we were unable to continue to operate in any of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially. Our reliance on operations in a limited number of states could cause our revenues and profitability to change suddenly and unexpectedly depending on legislative or other governmental or regulatory actions and decisions, economic conditions, and similar factors in those states. Government entities in states we currently serve may open the bidding for their Medicaid or other healthcare programs to other health insurers through a request for proposal process. For example, our subsidiary, Health Net of California, was selected by the California DHCS for direct Medicaid contracts in 10 counties, including Los Angeles (in which a portion will be subcontracted). The contracts are anticipated to begin in January 2024. Reductions in our service area or services provided in any of the states in which we operate could harm our business.

Competition may limit our ability to increase penetration of the markets that we serve.

We compete for members principally on the basis of size and quality of provider networks, the design and cost of benefits provided, and quality of service. We compete with numerous types of competitors, including other health plans and traditional state Medicaid programs that reimburse providers as care is provided, as well as technology companies, new joint ventures, financial services firms, consulting firms, and other non-traditional competitors. In addition, the administration of the ACA has the potential to shift the competitive landscape in our segment.

Some of the health plans with which we compete have greater financial and other resources and offer a broader scope of products than we do. In addition, significant merger and acquisition activity continues to occur in the managed care industry, as well as complementary industries, such as the hospital, physician, pharmaceutical, medical device, and health information systems businesses. To the extent that competition intensifies in any market that we serve, as a result of industry consolidation or otherwise, our ability to retain or increase members and providers, or maintain or increase our revenue growth, pricing flexibility, and control over medical cost trends may be adversely affected.

If we are unable to maintain relationships with our provider networks, our profitability may be harmed.

Our profitability depends, in large part, upon our ability to contract at competitive prices with hospitals, physicians, and other healthcare providers. Our provider arrangements with our primary care physicians, specialists, and hospitals generally may be canceled by either party without cause upon 90 to 120 days prior written notice. We cannot provide any assurance that we will be able to continue to renew our existing contracts or enter into new contracts on a timely basis or under favorable terms enabling us to service our members profitably. Healthcare providers with whom we contract may not properly manage the costs of, and access to services, be able to provide effective telehealth services, maintain financial solvency, or avoid disputes with other providers. Any of these events could have a material adverse effect on the provision of services to our members and our operations.

In any particular market, physicians and other healthcare providers could refuse to contract, demand higher payments, or take other actions that could result in higher medical costs or difficulty in meeting regulatory or accreditation requirements, among other things. In some markets, certain healthcare providers, particularly hospitals, physician/hospital organizations, or multi-specialty physician groups, may have significant market positions or near monopolies that could result in diminished bargaining power on our part. In addition, accountable care organizations, practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals, and other healthcare providers choose may change the way in which these providers interact with us and may change the competitive landscape. Such organizations or groups of healthcare providers may compete directly with us, which could adversely affect our operations, and our results of operations, financial condition, and cash flows by impacting our relationships with these providers or affecting the way that we price our products and estimate our costs, which might require us to incur costs to change our operations. Provider networks may consolidate or be acquired by our direct competitors, resulting in a reduction in the competitive environment. In addition, if these providers refuse to contract with us, use their market position to negotiate contracts unfavorable to us, or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.

From time to time, healthcare providers assert or threaten to assert claims seeking to terminate non-cancelable agreements due to alleged actions or inactions by us. If we are unable to retain our current provider contract terms or enter into new provider contracts timely or on favorable terms, our profitability may be harmed. In addition, from time to time, we may be subject to class action or other lawsuits by healthcare providers with respect to claim payment procedures or similar matters. For example, our wholly owned subsidiary, Health Net Life Insurance Company (HNL), is and may continue to be subject to such disputes with respect to HNL's payment levels in connection with the processing of out-of-network provider reimbursement claims for the provision of certain substance abuse related services. HNL expects to vigorously defend its claims payment practices. Nevertheless, in the event HNL receives an adverse finding in any related legal proceeding or from a regulator or is otherwise required to reimburse providers for these claims at rates that are higher than expected or for claims HNL otherwise believes are unallowable, our financial condition and results of operations may be materially adversely affected. In addition, regardless of whether any such lawsuits brought against us are successful or have merit, they will still be time-consuming and costly and could distract our management's attention. As a result, under such circumstances, we may incur significant expenses and may be unable to operate our business effectively.

If we or our third-party vendors are unable to integrate and manage information systems effectively, our operations could be disrupted.

Our operations and our value creation strategy depend significantly on effective information systems. The information gathered and processed by information systems assists us in, among other things, monitoring utilization and other cost factors, processing provider claims, and providing data to our regulators. Our healthcare providers also depend upon our information systems for membership verifications, claims status, and other information. Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs and regulatory requirements. We regularly upgrade and expand our information systems' capabilities. If we or our third-party vendors experience difficulties with the transition to or from information systems or do not appropriately integrate, maintain, enhance, or expand information systems, we could suffer, among other things, operational disruptions, loss of existing members and providers, and difficulty in attracting new members and providers, complaints, regulatory problems and increases in administrative expenses. In addition, our or our third-party vendors' ability to integrate and manage information systems may be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorists, which may include cyber-attacks by terrorists or other governmental or non-governmental actors. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable if such third parties fail to perform adequately.

A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber-attacks, could have a material adverse effect on our business.

Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct our operations, and the increased sophistication and activities of organized crime, hackers, terrorists, and other external parties, including foreign state agents. Our operations rely on the secure processing, transmission, and storage of confidential, proprietary, and other information in our computer systems and networks as well as those of third parties with which we do business.

Security breaches may arise from external or internal threats. External breaches include hacking personal information for financial gain, attempting to cause harm or interruption to our operations, or intending to obtain competitive information. We experience attempted external hacking or malicious attacks on a regular basis. We maintain a rigorous system of prevention and detection controls through our security programs; however, our prevention and detection controls may not prevent or identify all such attacks on a timely basis, or at all. Internal breaches may result from inappropriate security access to confidential information by rogue employees, consultants, or third-party service providers. Any security breach involving the misappropriation, loss, or other unauthorized disclosure or use of confidential member information, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business reputation, financial condition, cash flows, or results of operations.

We may be unable to attract, retain or effectively manage the succession of key personnel.

We are highly dependent on our ability to attract and retain qualified personnel to operate and expand our business. We may be adversely impacted if we are unable to adequately plan for the succession of our executives and senior management. While we have succession plans in place for members of our executive and senior management team, these plans do not guarantee that the services of our executive and senior management team will continue to be available to us. Our ability to replace any departed members of our executive and senior management team or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in the Managed Care and Specialty Services industry with the breadth of skills and experience required to operate and successfully expand a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these personnel. Further, the increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. Our recently adopted modern work environment, including remote and hybrid work arrangements which is utilized by the majority of our employees, may present operational, cybersecurity and workplace culture challenges. If we are unable to attract, retain and effectively manage the succession plans for key personnel, executives, and senior management, our business and financial condition, results of operations or cash flows could be harmed.

An impairment charge with respect to our real estate portfolio, recorded goodwill, and intangible assets could have a material impact on our results of operations.

Changes in business strategy, divestitures, government regulations, or economic or market conditions and non-renewal of government contracts have resulted and may result in impairments of our real estate portfolio, goodwill, and other intangible assets at any time in the future. In connection with our real estate optimization initiative, divestitures and the DoD's December 2022 announcement to not award Health Net Federal Services a TRICARE Managed Care Support Contract, we have recorded a total of $2.3 billion in impairment charges during the year ended December 31, 2022. We anticipate additional future charges of approximately $60 million related to real estate optimization. For additional information, see Note 7. Goodwill and Intangible Assets to the consolidated financial statements included in Part II of this Annual Report on Form 10-K. We may have additional impairment charges in connection with our periodic evaluation of our goodwill and intangible assets. Our judgments regarding the existence of impairment indicators are based on, among other things, legal factors, contract terms, market conditions, and operational performance. If an event or events occur that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets, such revision could result in a non-cash impairment charge that could have a material impact on our results of operations in the period in which the impairment occurs.

Risks Relating to Regulatory and Legal Matters

Reductions in funding, changes to eligibility requirements for government-sponsored healthcare programs in which we participate, and any inability on our part to effectively adapt to changes to these programs could have a material adverse effect on our results of operations, financial condition, and cash flows.

The majority of our revenues come from government subsidized healthcare programs including Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD, Foster Care, and Health Insurance Marketplace premiums. Changes in these programs could change the number of persons enrolled in or eligible for these programs and increase our administrative and healthcare costs under these programs. For example, we currently expect Medicaid eligibility redeterminations, which have been suspended as a result of COVID-19, to begin on April 1, 2023, which we expect to significantly reduce our membership in our Medicaid programs. We may not be able to offset the loss of this membership by increased enrollment in our Health Insurance Marketplace products. Maintaining current eligibility levels could cause states to reduce reimbursement or reduce benefits in order for states to afford to maintain eligibility levels. If any state in which we operate were to decrease premiums paid to us or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our results of operations, financial condition, and cash flows.

Under most of these programs, the base premium rate paid for each program differs, depending on a combination of factors such as defined upper payment limits, a member's health status, age, gender, county or region, and benefit mix. Since Medicaid was created in 1965, the federal government and the states have shared the costs for this program, with the federal share currently averaging approximately 60%. We are therefore exposed to risks associated with federal and state government contracting or participating in programs involving a government payor, including but not limited to the general ability of the federal and/or state governments to terminate or modify contracts with them, in whole or in part, without prior notice, for convenience or for default based on performance; potential regulatory or legislative action that may materially modify amounts owed; our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity; and other regulatory, legislative or judicial actions that may have an impact on the operations of government subsidized healthcare programs including ongoing litigation involving the ACA. For example, future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD, and Foster Care. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (sequestration), subject to a 2% cap, which was extended by the Bipartisan Budget Act of 2019 through 2029. The Coronavirus Aid, Relief, and Economic Security Act of 2020 temporarily suspended the Medicare sequestration for the period of May 1, 2020 through December 31, 2020, while also extending the mandatory sequestration policy by an additional one year, through 2030. The Bipartisan-Bicameral Omnibus COVID Relief Deal passed in December 2020 further extended the suspension of the Medicare sequestration until March 31, 2021, and the Protecting Medicare and American Farmers from Sequester Cuts Act passed in December 2021 extended the sequester through March 31, 2022 and adjusted the sequester to 1% for the period between April 1, 2022 and June 30, 2022.

In addition, reductions in defense spending could have an adverse impact on certain government programs in which we currently participate by, among other things, terminating or materially changing such programs, or by decreasing or delaying payments made under such programs. Adverse economic conditions may put pressures on state budgets as tax and other state revenues decrease while the population that is eligible to participate in these programs remains steady or increases, creating more need for funding. We anticipate this will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits, and limited or no premium rate increases or premium rate decreases. A reduction (or less than expected increase), a protracted delay, or a change in allocation methodology in government funding for these programs, as well as termination of one or more contracts for the convenience of the government, may materially and adversely affect our results of operations, financial condition, and cash flows.

As has been widely reported, the United States Treasury Secretary has stated that the federal government may not be able to meet its debt payments in the relatively near future unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations, or if another federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD, Foster Care, and the Health Insurance Marketplace, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial condition, results of operations, or cash flows may be materially affected.

Payments from government payors may be delayed in the future, which, if extended for any significant period of time, could have a material adverse effect on our results of operations, financial condition, cash flows or liquidity. In addition, delays in obtaining, or failure to obtain or maintain, governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenues or membership, increase costs or adversely affect our ability to bring new products to market as forecasted. Other changes to our government programs could affect our willingness or ability to participate in any of these programs or otherwise have a material adverse effect on our business, financial condition, or results of operations.

Significant changes or judicial challenges to the ACA could materially and adversely affect our results of operations, financial condition, and cash flows.

The enactment of the ACA in March 2010 transformed the U.S. healthcare delivery system through a series of complex initiatives; however, the ACA has faced, and continues to face, administrative, judicial and legislative challenges to repeal or change certain of its significant provisions. Changes to portions or the entirety of the ACA, as well as judicial interpretations in response to constitutional and other legal challenges, as well as the uncertainty generated by such actual or potential challenges, could materially and adversely affect our business and financial condition, results of operations or cash flows. The ultimate content, timing, or effect of any potential future legislation or litigation and the outcome of other lawsuits cannot be predicted.

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

Additionally, the U.S. Department of Labor issued a final rule on June 19, 2018, which expanded flexibility regarding the regulation and formation of AHPs provided by small employer groups and associations. On June 13, 2019, the HHS, the U.S. Department of Labor, and the U.S. Treasury issued a final rule allowing employers of all sizes that do not offer a group coverage plan to fund a new kind of health reimbursement arrangement (HRA), known as an individual coverage HRA (ICHRA). Beginning January 1, 2020, employees became able to use employer-funded ICHRAs to buy individual-market insurance, including insurance purchased on the public exchanges formed under the ACA.

It remains uncertain whether or when the current administration will propose changes to restrict these insurance plan options that are not required to meet ACA requirements, and what the impact of such potential changes may be.

The constitutionality of the ACA itself continues to face judicial challenge. The ultimate content, timing or effect of any potential future legislation or litigation and the outcome of other lawsuits cannot be predicted and may be delayed as a result of court closures and reduced court dockets as a result of the COVID-19 pandemic.

In contrast to previous executive and legislative efforts to restrict or limit certain provisions of the ACA, the American Rescue Act, enacted on March 11, 2021, contained provisions aimed at leveraging Medicaid and the Health Insurance Marketplace to expand health insurance coverage and affordability to consumers. The American Rescue Act authorized an additional $1.9 trillion in federal spending to address the COVID-19 public health emergency (PHE), and contained several provisions designed to increase coverage of certain healthcare services, expand eligibility and benefits, incentivize state Medicaid expansion, and adjust federal financing for state Medicaid programs, the ultimate impact of which remain uncertain. The American Rescue Act enhanced eligibility for the advance premium tax credit for certain enrollees in the Health Insurance Marketplace. The Inflation Reduction Act, enacted on August 16, 2022, extended the enhanced eligibility for the advance premium tax credit for Marketplace members through the 2025 tax year.

These changes and other potential changes involving the functioning of the Health Insurance Marketplace as a result of additional new legislation, regulation, executive action, or litigation, including those related to extending enrollment periods, increasing eligibility in the program design, changing the eligibility and amount of the advanced premium tax credit and expanding navigator services, could impact our business and results of operations adversely or in other ways that we do not currently anticipate.

Our business activities are highly regulated and new laws or regulations or changes in existing laws or regulations or their enforcement or application could force us to change how we operate and could harm our business.

Our business is extensively regulated by the states in which we operate and by the federal government. In addition, the managed care industry has received negative publicity that has led to increased legislation, regulation, review of industry practices, and private litigation in the commercial sector. Such negative publicity may adversely affect our stock price and damage our reputation in various markets.

In each of the jurisdictions in which we operate, we are regulated by the relevant insurance, health, and/or human services or government departments that oversee the activities of MCOs providing or arranging to provide services to Medicaid, Medicare, Health Insurance Marketplace enrollees, or other beneficiaries. For example, our health plan subsidiaries, as well as our applicable specialty companies, must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements.

The frequent enactment of, changes to, or interpretations of laws and regulations could, among other things: force us to restructure our relationships with providers within our network; require us to implement additional or different programs and systems; restrict revenue and enrollment growth; increase our healthcare and administrative costs; impose additional capital and surplus requirements; and increase or change our liability to members in the event of malpractice by our contracted providers. In addition, changes in political party, or administrations at the state or federal level in the United States or internationally may change the attitude towards healthcare programs and result in changes to the existing legislative or regulatory environment.

Additionally, the taxes and fees paid to federal, state, local, and international governments may increase due to several factors, including: enactment of, changes to, or interpretations of tax laws and regulations, audits by governmental authorities, geographic expansions into higher taxing jurisdictions and the effect of expansions into international markets.

We are often required to maintain a minimum HBR or share profits in excess of certain levels, which may be retroactive. In certain circumstances, our plans have returned premiums back to the states, enrollees, or other beneficiaries in the event profits exceed established levels or HBR does not meet the minimum requirement. The amount of premium returned may include transparent pharmacy pricing and rebate initiatives. Other states may require us to meet certain performance and quality metrics in order to maintain our contract or receive additional or full contractual revenue.

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

In April 2016, CMS issued final regulations that revised existing Medicaid managed care rules by establishing a minimum medical loss ratio standard for Medicaid of 85% and strengthening provisions related to network adequacy and access to care, enrollment and disenrollment protections, beneficiary support information, continued service during beneficiary appeals, and delivery system and payment reform initiatives, among others. On November 13, 2020, CMS finalized revisions to the Medicaid managed care regulations, many of which became effective in December 2020. While not a wholesale revision of the 2016 regulations, the November 2020 final rule adopted changes in areas including network adequacy, beneficiary protections, quality oversight, and the establishment of capitation rates and payment policies. Although we strive to comply with all existing regulations and to meet performance standards applicable to our business, failure to meet these requirements could result in financial fines and penalties. Also, states or other governmental entities may carve out certain services and benefits from the government programs in which we participate, or they may not allow us to continue to participate in their government programs, or we may fail to win procurements to participate in such programs, either of which could materially and adversely affect our results of operations, financial condition, and cash flows.

In addition, as a result of the expansion of our businesses and operations conducted in foreign countries, we face political, economic, legal, compliance, regulatory, operational, and other risks and exposures that are unique and vary by jurisdiction. These foreign regulatory requirements with respect to, among other items, environmental, tax, licensing, intellectual property, privacy, data protection, investment, capital, management control, labor relations, and fraud and corruption regulations are different than those faced by our domestic businesses. In addition, we are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the FCPA. Any failure to comply with laws and regulations governing our conduct outside the United States or to successfully navigate international regulatory regimes that apply to us could adversely affect our ability to market our products and services, which may have a material adverse effect on our business, financial condition, and results of operations.

Our pharmacy services face regulatory and other risks and uncertainties which could materially and adversely affect our results of operations, financial condition, and cash flows.

Our Centene Pharmacy Services (formerly Envolve Pharmacy Solutions) product historically provided PBM services and continues to provide pharmacy benefits administration and specialty pharmacy services. We have transitioned substantially all of our PBM business to a third party as of January 1, 2023. These businesses are subject to federal and state laws and regulations that, among other requirements, govern the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers, and consumers. For example, several states have made claims related to services provided by Envolve including among other things, (i) seeking payment for services already reimbursed, (ii) not accurately disclosing the true cost of the PBM services, and (iii) inflating dispensing fees for prescription drugs. For additional information, see Note 18. Contingencies to the consolidated financial statements included in Part II of this Annual Report on Form 10-K. Additional claims, reviews, or investigations may still be brought by other states, the federal government, or shareholder litigants.

We also conduct business as a mail order pharmacy and specialty pharmacy, which subjects these businesses to extensive federal, state, and local laws and regulations. In addition, federal and state legislatures and regulators regularly consider new regulations for the industry that could materially and adversely affect current industry practices, including the receipt or disclosure of rebates from pharmaceutical companies, the development and use of formularies, and the use of average wholesale prices.

Our specialty pharmacy businesses would be materially and adversely affected by an inability to contract on favorable terms with pharmaceutical manufacturers and other suppliers, including with respect to the structuring of rebates and pricing of new specialty and generic drugs. In addition, our specialty pharmacy businesses could face potential claims in connection with purported errors by our mail order or specialty pharmacies, including in connection with the risks inherent in the authorization, compounding, packaging, and distribution of pharmaceuticals and other healthcare products. Disruptions at any of our mail order or specialty pharmacies due to an event that is beyond our control could affect our ability to process and dispense prescriptions in a timely manner and could materially and adversely affect our results of operations, financial condition, and cash flows.

We have been and may from time to time become involved in costly and time-consuming litigation and other regulatory proceedings, which require significant attention from our management and could adversely affect our business.

From time to time, we are a defendant in lawsuits and regulatory actions and are subject to investigations relating to our business, including, without limitation, medical malpractice claims, claims by members alleging failure to pay for or provide healthcare, claims related to non-payment or insufficient payments for out-of-network services, claims related to network adequacy, claims alleging bad faith, investigations regarding our submission of risk adjuster claims, putative securities class actions, protests and appeals related to Medicaid procurement awards, cybersecurity issues, including those related to our or our third-party vendors' information systems; employment-related disputes, including wage and hour claims, submissions to state agencies related to payments or state false claims acts and claims related to the imposition of new taxes, including but not limited to claims that may have retroactive application. For example, several states have made claims related to services previously provided by Envolve, which historically provided PBM and specialty pharmacy services, including among other things, (i) seeking payment for services already reimbursed, (ii) not accurately disclosing the true cost of the PBM services and (iii) inflating dispensing fees for prescription drugs. For additional information, see Note 18. Contingencies to the consolidated financial statements included in Part II of this Annual Report on Form 10-K. Additional claims, reviews, or investigations may be brought by other states, the federal government, or shareholder litigants, and there is no guarantee we will have the ability to settle such claims with other states within the reserve estimate we have recorded, on other acceptable terms, or at all. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and time-consuming and require significant attention from our management, and could therefore have a material adverse effect on our business and financial condition, results of operations, or cash flows.

If we fail to comply with applicable privacy, security, and data laws, regulations, and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, our business, reputation, results of operations, financial condition, and cash flows could be materially and adversely affected.

As part of our normal operations, we collect, process, and retain confidential member information. We are subject to various federal, state, and international laws, regulations, rules, and contractual requirements regarding the use and disclosure of confidential member information, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the HITECH Act of 2009, the Gramm-Leach-Bliley Act, and the General Data Protection Regulation, which require us to protect the privacy of medical records and safeguard personal health information we maintain and use. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. Despite our best attempts to maintain adherence to information privacy and security best practices, as well as compliance with applicable laws, rules, and contractual requirements, our facilities and systems, and those of our third-party service providers may be vulnerable to privacy or security breaches, acts of vandalism or theft, malware or other forms of cyber-attack, misplaced or lost data including paper or electronic media, programming and/or human errors or other similar events. In the past, we have had data breaches resulting in disclosure of confidential or protected health information that have not resulted in any material financial loss or penalty to date. For example, in 2021, we learned that Accellion, a third-party data transfer provider with whom we contract, had a system vulnerability that resulted in unauthorized access to certain sensitive data of our customers, including protected health information, as well as unauthorized access to the data of several of Accellion's other clients. This incident led to putative class action lawsuits that were filed against us and our subsidiaries, Health Net, LLC, Health Net of California, Inc., Health Net Life Insurance Company, Health Net Community Solutions, Inc., and California Health & Wellness, and Accellion on behalf of the affected customers. To date, this incident has not had, and we do not believe that this incident is likely to have a material adverse effect on our business, reputation, results of operations, financial condition, and cash flows. However, there can be no assurance that this incident and other privacy or security breaches will not require us to expend significant resources to remediate any damage, interrupt our operations and damage our business or reputation, subject us to state, federal, or international agency review, and result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation, results of operations, financial condition, and cash flows.

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

If we fail to comply with the extensive federal and state fraud, waste and abuse laws, our business, reputation, results of operations, financial condition, and cash flows could be materially and adversely affected.

We, along with other companies involved in public healthcare programs, have been, and from time to time are, the subject of federal and state fraud, waste and abuse investigations. The regulations and contractual requirements applicable to participants in these public sector programs are complex and subject to change. Violations of fraud, waste and abuse laws applicable to us could result in civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicaid, Medicare, TRICARE, and other federal healthcare programs and federally funded state health programs. Fraud, waste and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, incorrect and unsubstantiated billing or billing for unnecessary medical services, improper marketing, and violations of patient privacy rights. These fraud, waste and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government, and the federal anti-kickback statute, which prohibits the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services. Many states have fraud, waste and abuse laws, including false claim act and anti-kickback statutes that closely resemble the federal False Claims Act and the federal anti-kickback statute. In addition, the Deficit Reduction Act of 2005 encouraged states to enact state-versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators (private parties acting on the government's behalf). Federal and state governments have made investigating and prosecuting healthcare fraud, waste and abuse a priority. In the event we fail to comply with the extensive federal and state fraud, waste and abuse laws, our business, reputation, results of operations, financial condition, and cash flows could be materially and adversely affected.

We might be adversely impacted by tax legislation or challenges to our tax positions.

We are subject to the tax laws in the U.S. at the federal, state, and local government levels and to the tax laws of other jurisdictions in which we operate. Tax laws might change in ways that adversely affect our tax positions, effective tax rate, and cash flow. In August 2022, the U.S. federal government enacted the Inflation Reduction Act, which imposed a 15% corporate minimum tax on certain large corporations and a 1% tax on share repurchases after December 31, 2022. The tax laws are extremely complex and subject to varying interpretations. We are subject to tax examinations in various jurisdictions that might assess additional tax liabilities against us. Our tax reporting positions might be challenged by relevant tax authorities, we might incur significant expense in our efforts to defend those challenges, and we might be unsuccessful in those efforts. Developments in examinations and challenges might materially change our provision for taxes in the affected periods and might differ materially from our historical tax accruals. Any of these risks might have a material adverse impact on our business, results of operations, financial condition, and cash flows.

Risks Relating to Conditions in the Financial Markets and Economy

Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity.

We maintain a significant investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities, which are subject to general credit, liquidity, market, and interest rate risks and will decline in value if interest rates increase or one of the issuers' credit ratings is reduced. As a result, we may experience a reduction in value or loss of our investments, which may have an adverse effect on our results of operations, liquidity, and financial condition.

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

As of December 31, 2022, we had consolidated indebtedness of $18.0 billion. We may further increase or refinance our indebtedness in the future.

This may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

Among other things, our revolving credit facility and term loan facility (collectively, the Company Credit Facility) and the indentures governing our notes require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make certain investments or other restricted payments, sell or otherwise dispose of substantially all of our assets and engage in other activities. Our Company Credit Facility also requires us to comply with a maximum debt to EBITDA ratio and a minimum fixed charge coverage ratio. These restrictive covenants could limit our ability to pursue our business strategies. In addition, any failure by us to comply with these restrictive covenants could result in an event of default under our Company Credit Facility and, in some circumstances, under the indentures governing our notes, which, in any case, could have a material adverse effect on our financial condition.

Phasing out of LIBOR may increase our interest expense or affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, which may adversely affect our financial condition.

As of December 31, 2022, borrowings under our Company Credit Facility bear interest based upon various reference rates, including LIBOR. LIBOR is expected to transition to Secured Overnight Financing Rate (SOFR), a new index calculated by short-term repurchase agreements backed by treasury securities, on or about June 30, 2023. We believe that our credit agreement allows SOFR to be used as the new reference rate upon LIBOR's discontinuance. However, our interest expense could increase and our available cash flow for general corporate requirements may be adversely affected. Additionally, the phase-out of LIBOR may cause disruption in the overall financial markets and other reforms could have an adverse impact on the market for, or value of, any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Risks Associated with Mergers, Acquisitions, and Divestitures

Mergers and acquisitions may not perform as expected and we may not realize the savings expected from divestitures, which may cause the market price of our common stock to decline.

The market price of our common stock is generally subject to volatility, and there can be no assurances regarding the level or stability of our share price at any time. The market price of our common stock may decline as a result of acquisitions and divestitures if, among other things, we are unable to achieve the expected cost and revenue synergies or growth in earnings, the operational cost savings estimates are not realized as rapidly or to the extent anticipated, the transaction costs related to the acquisitions or divestitures are greater than expected or if any financing related to the transactions is on unfavorable terms. The market price also may decline if we do not achieve the perceived benefits of the acquisitions and divestitures as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisitions and divestitures on our financial condition, results of operations, or cash flows is not consistent with the expectations of financial or industry analysts.

We may be unable to successfully integrate our existing business with acquired businesses and realize the anticipated benefits of such acquisitions.

We may acquire health plans participating in government-sponsored healthcare programs and specialty services businesses, contract rights, and related assets of other health plans both in our existing service areas and in new markets and start-up operations in new markets or new products in existing markets. Although we review the records of companies or businesses we plan to acquire, it is possible that we could assume unanticipated liabilities or adverse operating conditions. In addition, the success of acquisitions we make will depend, in part, on our ability to successfully combine the existing business of Centene with such acquired businesses and realize the anticipated benefits, including synergies, cost savings, growth in earnings, innovation, and operational efficiencies, from the combinations. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be harmed.
The integration of acquired businesses with our existing business is a complex, costly, and time-consuming process. The integration may result in material challenges, including, without limitation:
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
•unanticipated issues in integrating information technology, communications, and other systems;
•unanticipated changes in federal or state laws or regulations, including the ACA and any regulations enacted thereunder;
•unforeseen expenses or delays associated with the acquisition and/or integration;
•achieving actual cost savings at the anticipated levels; and
•decreases in premiums paid under government-sponsored healthcare programs by any state in which we operate.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues, and diversion of management's time and energy, which could materially affect our financial condition, results of operations, and cash flows. Our ability to successfully manage the expanded business following any given acquisition will depend, in part, upon management's ability to design and implement strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful in managing our expanded operations as a result of acquisitions or that we will realize the expected growth in earnings, operating efficiencies, cost savings, and other benefits.

Our business and results of operations may be materially adversely affected if we fail to manage and complete divestitures.

We regularly evaluate our portfolio to determine whether an asset or business is still consistent with our business strategy or whether there may be a more advantaged owner for that asset or business. When we decide to sell assets or a business, we may encounter difficulty finding buyers or alternative exit strategies, which could delay the achievement of our business strategy. Further, divestitures may be delayed due to failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or may become more difficult to execute due to conditions placed upon approval that could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of a transaction. We might have financial exposure in a divested business, such as through minority equity ownership, financial or performance guarantees, indemnities, or other obligations, such that conditions outside of our control might negate the expected benefits of the disposition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our corporate office headquarters buildings and land located in St. Louis, Missouri, which is used by each of our reportable segments. We generally lease space in the states where our health plans, specialty companies, and claims processing facilities operate. We are required by various insurance and regulatory authorities to have offices in the service areas where we provide benefits.

In connection with the adoption of a more modern, flexible work environment, we undertook a real estate optimization initiative to evaluate future real estate needs and downsize our real estate footprint for owned and leased properties. As a result of this evaluation, we substantially changed the use or abandoned various properties and recognized an impairment charge for the year ended December 31, 2022.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock has been traded and quoted on the New York Stock Exchange (NYSE) under the symbol "CNC" since October 16, 2003.

Stockholders

As of February 17, 2023, there were 1,036 holders of record of our common stock.

Issuer Purchases of Equity Securities

In 2022, our Board of Directors authorized increases to the Company's existing stock repurchase program, including $3.0 billion in June 2022 and an additional $2.0 billion in December 2022. With these increases, the Company is authorized to repurchase up to $6.0 billion.

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

Issuer Purchases of Equity Securities Fourth Quarter 2022 (Shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions) (2)
October 1, 2022 - October 31, 2022 (3)	3,842	$69.25	3,840	$2,150
November 1, 2022 - November 30, 2022	12,105	83.05	12,095	1,146
December 1, 2022 - December 31, 2022	4,306	84.04	4,046	2,806
Total	20,253	$80.64	19,981	$2,806

(1) Shares purchased through a publicly announced plan or program and shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.
(2) In December 2022, the Company's Board of Directors authorized an additional $2.0 billion increase to the stock repurchase program. A remaining amount of approximately $2.8 billion is available under the program as of December 31, 2022.
(3) Includes 3.0 million shares delivered through an accelerated share repurchase (ASR) initiated in July 2022, which was settled based on the volume-weighted average price (VWAP) over the term of the agreement, less a discount, of $86.21. See Note 12. Stockholders' Equity for additional information.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2017 to December 31, 2022, with the cumulative total return of the New York Stock Exchange Composite Index, the Standard & Poor's Supercomposite Managed Healthcare Index and the Standard & Poor's 500 over the same period. Standard & Poor's 500 is included because our common stock is within the index. The graph assumes an investment of $100 on December 31, 2017 in our common stock (at the last reported sale price on such day), the New York Stock Exchange Composite Index, the Standard & Poor's Supercomposite Managed Healthcare Index, and the Standard & Poor's 500 and assumes the reinvestment of any dividends.

$250
$200
$150
$100
$50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Centene Corporation
New York Stock Exchange Composite Index
S&P Supercomposite Managed Healthcare Index
S&P 500

	December 31,
	2017	2018	2019	2020	2021	2022
Centene Corporation	$100.00	$114.29	$124.64	$119.01	$163.36	$162.59
New York Stock Exchange Composite Index	100.00	88.80	108.62	113.40	134.00	118.55
S&P Supercomposite Managed Healthcare Index	100.00	110.28	130.84	150.30	208.61	221.73
S&P 500	100.00	93.76	120.84	140.49	178.27	143.61

Centene Corporation closing stock price	$50.44	$57.65	$62.87	$60.03	$82.40	$82.01
Centene Corporation annual stockholder return	78.5%	14.3%	9.1%	(4.5)%	37.3%	(0.5)%

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

Item 6. Reserved.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under Part I, Item 1A."Risk Factors" of this Form 10-K. The following discussion and analysis does not include certain items related to the year ended December 31, 2020, including year-to-year comparisons between the year ended December 31, 2021 and the year ended December 31, 2020. For a comparison of our results of operations for the fiscal years ended December 31, 2021 and December 31, 2020, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022.

EXECUTIVE OVERVIEW
Mission

We are a leading healthcare enterprise, committed to helping people live healthier lives, with an established expertise in lower-income and medically complex populations. We provide access to high-quality healthcare, innovative programs, and a wide range of health solutions that help families and individuals get well, stay well, and be well. We believe that our local approach enables us to provide accessible, quality, culturally sensitive healthcare coverage to our communities.

We feel we have a competitive advantage being on the ground, enabling us to establish strong relationships with our partners and providing us with first-hand knowledge, which allows us to provide the best possible care to our members. We have a commitment to the communities and people we serve to transform their health at the local level. In 2022, when members of the Uvalde, Texas community faced unbelievable tragedy, we showed up to help serve their short-term needs and have since made an investment in a multipurpose community center in the city through our charitable foundation, just one example of our mission in action.

Our record of organic growth and strategic acquisitions has given us the size, scale, and privilege of providing local high-quality and affordable health care to more than 27 million Americans. As of December 31, 2022, we were the largest Medicaid health insurer in the country, serving 16 million Medicaid recipients in 29 states. We were the largest Marketplace carrier, serving 2.1 million members across 27 states, and served 1.5 million Medicare members across 36 states, with the highest concentration of lower-income, medically complex members.

While we are transforming our operating model to take advantage of our national scale, our commitment to remain local in the communities we serve will not change.

General

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

Value Creation Plan

We established our Value Creation Plan to drive margin expansion by leveraging our scale and generating sustainable, profitable growth. In addition to creating shareholder value, this plan is an ongoing effort to modernize and improve how we work in order to propel our organization to new levels of success and elevate the member and provider experiences. The three major pillars of the Value Creation Plan are: SG&A expense savings, gross margin expansion, and strategic capital management.

As part of our Value Creation Plan, we are assessing our portfolio and are focused on making strategic decisions and investments to create additional value in the short-term and to seek opportunities that position the organization for long-term strength, profitability, growth, and innovation. We continue to move forward with our value creation initiatives including the streamlining of certain operations, such as key call centers and utilization management, and have begun early-stage platform consolidations. Building on that foundation, we intend to drive sustainable, profitable growth and long-term value to our members and shareholders.

During 2022, we completed the following key milestones in our Value Creation Plan:

•Initiated a reduction of our real estate footprint following a strategic review of our real estate portfolio resulting in a $1.6 billion impairment related to leased and owned real estate and related fixed assets. This represents an approximate 70% decrease in domestic leased space and is expected to result in annualized lease expense savings of more than $200 million.

•Signed a multi-year contract with Express Scripts, Inc. to provide our pharmacy benefit services, commencing in 2024. The new pharmacy benefits management (PBM) contract is expected to drive significant value in 2024 and beyond.

•Completed the divestitures of PANTHERx Rare (PANTHERx), our Spanish and Central European businesses, and Magellan Rx.

•Completed $3.0 billion of common stock repurchases, $318 million of senior note repurchases, repaid our $180 million construction loan, and repaid over $100 million in revolver and term loan borrowings. Common stock and debt repurchases were funded primarily through proceeds from divestitures and free cash flow generated from operations.

In addition, in January 2023, we completed the divestitures of Magellan Specialty Health, Centurion, and HealthSmart.

Segments Update

In early 2023, and in conjunction with our updated strategic plan, executive leadership realignment, and corresponding 2023 divestitures, we have revised the way we manage the business, evaluate performance, and allocate resources, resulting in an updated segment structure comprised of (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. We will begin reporting under this new segment structure in 2023.

Acquisitions and Divestitures

In January 2022, we acquired all of the issued and outstanding shares of Magellan Health, Inc. (Magellan). Total consideration for the acquisition was $2.5 billion, consisting of $2.4 billion in cash and $60 million related to the fair value of replacement equity awards associated with pre-combination service.

In connection with our portfolio review and strategic plan to exit the PBM business, during 2022 we divested PANTHERx and Magellan Rx. We completed the divestiture of PANTHERx in July 2022 for $1.4 billion and recognized a gain of $490 million, or $382 million after-tax. In December 2022, we completed the divestiture of Magellan Rx for $1.3 billion and recognized a gain of $269 million, or $99 million after-tax.

Additionally, as part of our review of strategic alternatives for our international portfolio, in November 2022 we divested our ownership stakes in our Spanish and Central European businesses and as a result recorded an impairment charge of $163 million, or $140 million after-tax.

The above-noted acquisitions and divestitures are significant drivers of the year-over-year variances discussed throughout this section.

In January 2023, we completed the divestitures of Magellan Specialty Health, Centurion, our prison healthcare business, and HealthSmart, our third party health plan administration business.

Regulatory Trends and Uncertainties

The United States government, policymakers, and healthcare experts continue to discuss and debate various elements of the United States healthcare model. We remain focused on the promise of delivering access to high-quality, affordable healthcare to all of our members and believe we are well positioned to meet the needs of the changing healthcare landscape.

In contrast to previous executive and legislative efforts to restrict or limit certain provisions of the Affordable Care Act (ACA), the American Rescue Plan Act (ARPA), enacted in March 2021, contained provisions aimed at leveraging Medicaid and the Health Insurance Marketplace to expand health insurance coverage and affordability to consumers. The ARPA authorized an additional $1.9 trillion in federal spending to address the COVID-19 public health emergency (PHE), and contained several provisions designed to increase coverage of certain healthcare services, expand eligibility and benefits, incentivize state Medicaid expansion, and adjust federal financing for state Medicaid programs, the ultimate impact of which remain uncertain.

The ARPA initially enhanced eligibility for the advance premium tax credit for enrollees in the Health Insurance Marketplace, which was extended through the 2025 tax year by the Inflation Reduction Act, enacted in August 2022.

In October 2022, the Treasury Department issued a final rule to address the family glitch in the ACA, which relates to determining who is eligible for premium subsidies. We see this as a significant step in making Marketplace more affordable for working families.

The COVID-19 pandemic has impacted and may continue to affect our business. The Families First Coronavirus Response Act, enacted in March 2020, increased federal matching rates for state Medicaid programs with a requirement that states suspend Medicaid redeterminations throughout the PHE. As a result, since the onset of the PHE, our Medicaid membership has increased by 3.2 million members (excluding the new North Carolina and Missouri membership). The Consolidated Appropriations Act, 2023, signed into law on December 29, 2022, delinked the Medicaid continuous coverage requirements from the PHE and, as a result, states can begin Medicaid disenrollments on April 1, 2023. All pending redeterminations must be initiated within 12 months, by March 31, 2024, and be concluded by May 31, 2024. Our Ambetter Health product covers the majority of our Medicaid states, and we believe we are among the best positioned in the healthcare market to capture those transitioning coverage through redeterminations. We remain agile in working with our state partners and are prepared to support our members and promote continuity of coverage when redeterminations resume. Although Medicaid continuous coverage requirements were decoupled from the PHE, we are working to prepare for other provisions still tied to the end of the PHE including COVID costs and coverage requirements, various other payment structures, and electronic prescribing of controlled substances.

We have more than three decades of experience, spanning seven presidents from both sides of the aisle, in delivering high-quality healthcare services on behalf of states and the federal government to under-insured and uninsured families, commercial organizations, and military families. This expertise has allowed us to deliver cost-effective services to our government sponsors and our members. While healthcare experts maintain a focus on personalized healthcare technology, we continue to make strategic decisions to accelerate the development of new software platforms and analytical capabilities. We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers, and shareholders.

For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 "Business - Regulation" and Item 1A, "Risk Factors."

2022 Highlights

Our financial performance for 2022 is summarized as follows:

•Year-end membership of 27.1 million, an increase of 1.2 million members, or 5% over 2021.

•Total revenues of $144.5 billion, representing 15% growth year-over-year.

•Premium and service revenues of $135.5 billion, representing 15% growth year-over-year.

•HBR of 87.7% for 2022, compared to 87.8% for 2021.

•SG&A expense ratio of 8.6% for 2022, compared to 8.1% for 2021.

•Adjusted SG&A expense ratio of 8.4% for 2022, compared to 7.9% for 2021.

•Diluted earnings per share (EPS) of $2.07 for 2022, compared to $2.28 for 2021.

•Adjusted diluted EPS of $5.78 for 2022, compared to $5.15 for 2021.

•Operating cash flows of $6.3 billion, or 5.2 times net earnings, for 2022.

A reconciliation from GAAP diluted EPS to Adjusted Diluted EPS is highlighted below, and additional detail is provided under the heading "Non-GAAP Financial Presentation":

	Year Ended December 31,
	2022	2021

GAAP diluted EPS attributable to Centene	$2.07	$2.28
Amortization of acquired intangible assets	1.40	1.31
Acquisition and divestiture related expenses	0.36	0.31
Other adjustments (1)	2.65	2.16
Income tax effects of adjustments (2)	(0.70)	(0.91)
Adjusted Diluted EPS	$5.78	$5.15

(1) Other adjustments include the following pre-tax items:
2022:
(a) real estate impairments of $1,642 million, or $2.82 per share ($2.08 after-tax); PANTHERx divestiture gain of $490 million, or $0.84 per share ($0.65 after-tax); impairments of assets associated with the divestitures of our Spanish and Central European, Centurion, and HealthSmart businesses of $458 million, or $0.78 per share ($0.60 after-tax); Magellan Rx divestiture gain of $269 million, or $0.46 per share ($0.17 after-tax); Health Net Federal Services asset impairment of $233 million, or $0.40 per share ($0.39 after-tax); gain on debt extinguishment of $27 million, or $0.04 per share ($0.03 after-tax); increase to the previously reported gain on the divestiture of U.S. Medical Management (USMM) due to the finalization of working capital adjustments of $13 million, or $0.02 per share ($0.02 after-tax); and costs related to the PBM legal settlement of $6 million, or $0.01 per share ($0.00 after-tax).

2021:
(b) PBM legal settlement expense of $1,264 million, or $2.14 per share ($1.76 after-tax); gain related to the acquisition of the remaining 60% interest of Circle Health of $309 million, or $0.52 per share ($0.52 after-tax); impairment of our equity method investment in RxAdvance of $229 million, or $0.39 per share ($0.32 after-tax); gain related to the divestiture of USMM of $150 million, or $0.25 per share ($0.23 after-tax); debt extinguishment costs of $125 million, or $0.21 per share ($0.16 after-tax); reduction to the previously reported gain on divestiture of certain products of our Illinois health plan of $62 million, or $0.10 per share ($0.08 after-tax); and severance costs due to a restructuring of $54 million, or $0.09 per share ($0.06 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. In addition, the year ended December 31, 2022, includes tax expense of $107 million, or $0.18 per share, related to the Magellan Specialty Health divestiture and a $15 million, or $0.03 per share, tax benefit related to the RxAdvance impairment.

Current and Future Operating Drivers

The following items contributed to our results of operations as compared to the previous year:

Medicaid

•In October 2022, the state of Ohio removed pharmacy services in connection with the state's transition from managed care to a single PBM.

•In July 2022, our subsidiary, Home State Health, commenced the MO HealthNet Managed Care General Plan and Specialty Plan contracts. Under the General Plan, Home State Health continues to serve multiple MO HealthNet programs including Children's Health Insurance members and the state's newly implemented Medicaid expansion population, across all regions of Missouri. Additionally, as the sole provider of the newly awarded Specialty Plan, Home State Health now serves approximately 52,100 foster children and children receiving adoption subsidy assistance.

•In January 2022, the state of California carved out pharmacy services in connection with the state's transition of pharmacy services from managed care to fee-for-service.

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

•In July 2021, our subsidiary, WellCare of North Carolina, commenced operations under a new statewide contract in North Carolina providing Medicaid managed care services. In addition, we also began operating under a new contract to provide Medicaid managed care services in three regions in North Carolina through our provider-led North Carolina joint venture, Carolina Complete Health.

•Beginning in 2020, the federal government issued a PHE which suspended Medicaid eligibility redeterminations. The ongoing suspensions, which have been extended to April 2023, have driven increased membership.

Medicare

•In 2022, we experienced strong Medicare membership growth as a result of the 2022 annual enrollment period. We introduced WellCare into three new states, as well as expanded coverage to 327 new counties across existing states. We now serve members in 36 states across the country in 1,575 counties. We were negatively impacted by the decrease in the number of our Medicare members in a 4.0 star or above plan for the 2021 rating year (2022 revenue year).

Commercial

•In 2022, our Health Insurance Marketplace product, Ambetter Health, was introduced into five new states, as well as expanded coverage to 274 new counties across 13 existing states. During 2022, we served Marketplace members in 27 states across the country in 1,480 counties. Additionally, we introduced three new Ambetter Health product offerings to address the growing needs of our members: Ambetter Value, Ambetter Select, and Ambetter Virtual Access.

Specialty and Other

•In December 2022, we completed the divestiture of Magellan Rx, which was part of the Magellan business acquired in January 2022.

•In November 2022, we completed the divestiture of our ownership stakes in our Spanish and Central European businesses, including Ribera Salud, Torrejón Salud, and Pro Diagnostics Group.

•In July 2022, we completed the divestiture of PANTHERx.

•In January 2022, we acquired all of the issued and outstanding shares of Magellan.

•In December 2021, we sold a majority stake in USMM, our physician home health business.

•In July 2021, we acquired the remaining interest in our equity method investment in Circle Health, one of the U.K.'s largest independent operators of hospitals.

We expect the following items to impact our future results of operations:

Medicaid

•In February 2023, our subsidiary, Buckeye Health Plan, commenced the Medicaid contract awarded by the Ohio Department of Medicaid to continue servicing members with quality healthcare, coordinated services, and benefits.

•In January 2023, our subsidiary, Delaware First Health, commenced its contract for the statewide Medicaid managed care programs.

•In January 2023, our subsidiary, Louisiana Healthcare Connections, commenced the Medicaid contract awarded by the Louisiana Department of Health to continue administering quality, integrated healthcare services to members across the state.

•In January 2023, our subsidiary, Managed Health Services, commenced the contract awarded by the Indiana Department of Administration to continue serving Hoosier Healthwise and Health Indiana Plan members with Medicaid and Medicaid alternative managed care and care coordination services.

•In December 2022, our subsidiary, Health Net of California, was selected by the California Department of Health Care Services for direct Medicaid contracts in 10 counties, including Los Angeles (in which a portion will be subcontracted). The contracts are anticipated to begin in January 2024.

•In September 2022, our subsidiary, Nebraska Total Care, was awarded the Nebraska Department of Health and Human Services statewide Medicaid managed care contract. Under the new contract, Nebraska Total Care will continue serving the state's Medicaid Managed Care Program, known as Heritage Health. The new contract term is five years and includes the option for two, one-year renewals. The contract is anticipated to begin in January 2024, subject to the resolution of third-party protests.

•In September 2022, our subsidiary, Superior HealthPlan (Superior), was awarded a new, six-year contract by the Texas Health and Human Services Commission to continue providing youth in foster care with healthcare coverage through the STAR Health Medicaid program. Superior has been the sole provider of STAR Health coverage since the program launched in 2008. The contract is anticipated to begin in September 2023.

•In August 2022, our subsidiary, Magnolia Health Plan (Magnolia), was awarded the Mississippi Division of Medicaid contract. Under the new contract, Magnolia will continue serving the state's Coordinated Care Organization Program, which will consist of the Mississippi Coordinated Access Network and the Mississippi CHIP. The contract is anticipated to begin in July 2023, subject to the resolution of third-party protests.

•In August 2021, our subsidiaries, Carolina Complete Health and WellCare of North Carolina, were selected to coordinate physical and/or other health services with Local Management Entities/Managed Care Organizations under the state's new Tailored Plans. The Tailored Plans, which are expected to launch in April 2023, are integrated health plans designed for individuals with significant behavioral health needs and intellectual/developmental disabilities.

•We expect Medicaid eligibility redeterminations to begin in April 2023 and extend over a 14-month period, concluding in May 2024. In addition to delinking the Medicaid continuous enrollment provision from the PHE, the year-end spending bill also outlines key coverage expansion provisions, including CHIP coverage. The provision requires states to provide 12 months of continuous coverage for children under Medicaid and CHIP effective January of 2024 and made the state option to extend coverage for postpartum women for up to 12 months permanent.

Medicare

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

Commercial

•In January 2023, our Health Insurance Marketplace product, Ambetter Health, expanded into Alabama and extended its footprint by more than 60 counties across 12 existing states. In total, the Marketplace plan is available in more than 1,500 counties across 28 states.

Specialty and Other

•In January 2023, we completed the divestitures of Magellan Specialty Health, Centurion, our prison healthcare business, and HealthSmart, our third party health plan administration business.

•In December 2022, the Department of Defense (DoD) announced that the TRICARE Managed Care Support Contracts were not awarded to our subsidiary, Health Net Federal Services. Our current contract for health care delivery services is in place through early 2024.

•We continue to execute on Value Creation Plan initiatives including the award of the new PBM contract commencing in 2024, portfolio review, real estate optimization, stock and debt repurchases, along with an ongoing focus on quality improvement actions. We expect these actions will drive future margin expansion, create shareholder value, and improve the experience for our members and providers.

MEMBERSHIP

From December 31, 2021 to December 31, 2022, we increased our managed care membership by 1.2 million, or 5%. The following table sets forth our membership by line of business:

	December 31,
	2022	2021
Traditional Medicaid (1)	14,264,800	13,328,400
High Acuity Medicaid (2)	1,710,000	1,686,100
Total Medicaid (4)	15,974,800	15,014,500
Commercial Marketplace	2,076,100	2,140,500
Commercial Group	441,100	462,100
Total Commercial	2,517,200	2,602,600
Medicare (3) (4)	1,511,100	1,252,200
Medicare PDP	4,226,000	4,070,500
Total at-risk membership	24,229,100	22,939,800
TRICARE eligibles	2,832,300	2,874,700
Total	27,061,400	25,814,500

(1)	Membership includes Temporary Assistance for Needy Families (TANF), Medicaid Expansion, Children's Health Insurance Program (CHIP), Foster Care, and Behavioral Health.
(2)	Membership includes Aged, Blind, or Disabled (ABD), Intellectual and Developmental Disabilities (IDD), Long-Term Services and Supports (LTSS), and Medicare-Medicaid Plans (MMP) Duals.
(3)	Membership includes Medicare Advantage and Medicare Supplement.
(4)	Medicaid and Medicare membership includes 1,291,300 and 1,178,000 dual-eligible beneficiaries for the periods ending December 31, 2022, and December 31, 2021, respectively.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for years ended December 31, 2022 and 2021, respectively, prepared in accordance with generally accepted accounting principles in the United States (GAAP) ($ in millions, except per share data in dollars):

	2022	2021	% Change 2021-2022
Premium	$127,131	$112,319	13%
Service	8,348	5,664	47%
Premium and service revenues	135,479	117,983	15%
Premium tax	9,068	7,999	13%
Total revenues	144,547	125,982	15%
Medical costs	111,529	98,602	13%
Cost of services	7,032	4,894	44%
Selling, general and administrative expenses	11,589	9,601	21%
Depreciation expense	614	565	9%
Amortization of acquired intangible assets	817	770	6%
Premium tax expense	9,330	8,287	13%
Impairment	2,318	229	n.m.
Legal settlement	—	1,250	n.m.
Earnings from operations	1,318	1,784	(26)%
Investment and other income	1,279	819	56%
Debt extinguishment	30	(125)	n.m.
Interest expense	(665)	(665)	—%
Earnings before income tax expense	1,962	1,813	8%
Income tax expense	760	477	59%
Net earnings	1,202	1,336	(10)%
Loss attributable to noncontrolling interests	—	11	n.m.
Net earnings attributable to Centene Corporation	$1,202	$1,347	(11)%
Diluted earnings per common share attributable to Centene Corporation	$2.07	$2.28	(9)%

n.m.: not meaningful

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Total Revenues

The following table sets forth supplemental revenue information for the year ended December 31, ($ in millions):

	2022	2021	% Change 2021-2022
Medicaid	$93,157	$84,139	11%
Commercial	17,380	16,956	3%
Medicare (1)	22,484	17,512	28%
Other	11,526	7,375	56%
Total Revenues	$144,547	$125,982	15%

(1) Medicare includes Medicare Advantage, Medicare Supplement, and Medicare prescription drug plan (PDP).

Total revenues increased 15% in the year ended December 31, 2022, over the corresponding period in 2021, primarily due to Medicaid membership growth resulting from the ongoing suspension of eligibility redeterminations, membership growth in the Medicare business, our acquisition of Magellan, and the commencement of our contracts in North Carolina in mid-2021.

Operating Expenses

Medical Costs

The HBR for the year ended December 31, 2022 was 87.7%, compared to 87.8% in 2021. The HBR for 2022 was positively impacted by disciplined Marketplace pricing and 2021 risk adjustment recorded in 2022, partially offset by a return to more normalized Medicaid utilization and higher flu costs compared to 2021. Additionally, 2021 was negatively impacted by unfavorable 2020 risk adjustment.

Cost of Services

Cost of services increased by $2.1 billion in the year ended December 31, 2022, compared to the corresponding period in 2021, driven by the acquisition of Magellan. The cost of service ratio for the year ended December 31, 2022 was 84.2%, compared to 86.4% in 2021. The decrease in the cost of service ratio was driven by recent acquisitions and divestitures.

Selling, General & Administrative Expenses

The SG&A expense ratio was 8.6% for the year ended December 31, 2022, compared to 8.1% for the year ended December 31, 2021. The Adjusted SG&A expense ratio was 8.4% for the year ended December 31, 2022, compared to 7.9% for the year ended December 31, 2021. The increases were due to the additions of the Magellan and Circle Health businesses, which operate at higher SG&A ratios due to the nature of their respective businesses. Increases were also driven by costs associated with Medicare marketing, including annual enrollment, value creation investment spending, and variable compensation. These impacts were partially offset by the leveraging of expenses over higher revenues as a result of increased membership.

Impairment

During the year ended December 31, 2022, we recorded total impairment charges of $2.3 billion primarily driven by $1.6 billion associated with our ongoing real estate optimization initiative, consisting of leased and owned real estate assets and related fixed assets. Additionally, we recorded impairment charges associated with the divestitures of our Spanish and Central European, Centurion, and HealthSmart businesses of $458 million. We also recorded a $233 million impairment charge related to Health Net Federal Services business as a result of the DoD's December 2022 announcement to not award Health Net Federal Services a TRICARE Managed Care Support Contract.

During the year ended December 31, 2021, we recorded a $229 million impairment of our equity method investment in RxAdvance, a pharmacy benefit manager.

Legal Settlement

During the second quarter of 2021, we recorded a legal settlement reserve estimate of $1.25 billion (inclusive of the states with which we have reached no-fault agreements) related to services previously provided by Envolve Pharmacy Solutions, Inc. (Envolve), which historically provided PBM and specialty pharmacy services, essentially during 2017 and 2018.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2022	2021
Investment and other income	$1,279	$819
Debt extinguishment	30	(125)
Interest expense	(665)	(665)
Other income (expense), net	$644	$29

Investment and other income. Investment and other income increased by $460 million for the year ended December 31, 2022 compared to 2021, driven by the $490 million PANTHERx divestiture gain, the $269 million Magellan Rx divestiture gain, and higher interest rates on larger investment balances. The 2021 investment income was driven by the gain related to the acquisition of the remaining 60% interest of Circle Health of $309 million and the gain related to the divestiture of USMM of $150 million.

Debt extinguishment. In 2022, we repurchased $95 million of our 4.25% Senior Notes due 2027 and $223 million of our 4.625% Senior Notes due 2029 through our senior note debt repurchase program, resulting in a pre-tax gain on extinguishment of $14 million. Additionally, we recognized a $13 million pre-tax gain on the extinguishment of debt related to the refinancing of debt for our Circle Health subsidiary. The 2022 debt extinguishment also includes an immaterial gain related to the redemption of Magellan's outstanding Senior Notes in January 2022.

In 2021, we redeemed all of our outstanding 5.375% Senior Notes due 2026 and all WellCare Health Plans, Inc.'s outstanding 5.375% Senior Notes due 2026, including all premiums and accrued interest. We recognized a pre-tax loss on extinguishment of $79 million, including the call premium, the write-off of the unamortized premium and debt issuance costs, and expenses related to the redemptions. Additionally, we tendered or redeemed all of our outstanding $2.2 billion 4.75% Senior Notes, due 2025, and recognized a pre-tax loss on extinguishment of approximately $46 million. The loss includes the call premium and the write-off of unamortized premium and debt issuance costs.

Interest expense. Interest expense for the year ended December 31, 2022 was $665 million compared to $665 million for the corresponding period in 2021.

Income Tax Expense

For the year ended December 31, 2022, we recorded an income tax expense of $760 million on pre-tax earnings of $2.0 billion, or an effective tax rate of 38.8%. The effective tax rate for the year ended December 31, 2022 is driven by the tax effects of pending and completed divestitures and impairments associated with our ongoing portfolio review, including the Magellan Rx divestiture gain, the non-deductible impairment of our Health Net Federal Services business, and tax impacts related to the reclassification of the Magellan Specialty Health business to held for sale. For the year ended December 31, 2021, we recorded income tax expense of $477 million on pre-tax earnings of $1.8 billion, or an effective tax rate of 26.3%, which reflects the non-taxable gain related to the acquisition of the remaining 60% interest in Circle Health, the partial non-deductibility of the legal settlement reserve, and the gain on the sale of our majority stake in USMM.

Segment Results

The following table summarizes our consolidated operating results by segment for the year ended December 31, ($ in millions):

	2022	2021	% Change 2021-2022
Total Revenues
Managed Care	$135,063	$120,125	12%
Specialty Services	22,765	18,652	22%
Eliminations	(13,281)	(12,795)	4%
Consolidated Total	$144,547	$125,982	15%
Earnings from Operations
Managed Care	$1,913	$1,789	7%
Specialty Services	(595)	(5)	n.m.
Consolidated Total	$1,318	$1,784	(26)%

n.m.: not meaningful

Managed Care

Total revenues increased 12% in the year ended December 31, 2022, compared to the corresponding period in 2021, driven by organic Medicaid growth, primarily due to the ongoing suspension of eligibility redeterminations, membership growth in the Medicare business, and the commencement of our contracts in North Carolina. Earnings from operations increased $124 million between years primarily as a result of Medicaid and Medicare membership growth, favorable Marketplace 2021 risk adjustment recorded in 2022, and lower traditional utilization in the Marketplace business, partially offset by the $1.6 billion pre-tax real estate impairment. Additionally, 2021 was negatively impacted by the PBM legal settlement expense of $1.25 billion and higher utilization in the Marketplace business in 2021.

Specialty Services

Total revenues increased 22% in the year ended December 31, 2022, compared to the corresponding period in 2021, resulting primarily from our acquisition of Magellan, increased services associated with membership growth in the Managed Care segment, and new contracts in our correctional business. Earnings from operations decreased $590 million between years, primarily due to divestitures and impairments. The decrease was partially offset by favorable Magellan operations and the prior year impairment of our equity method investment in RxAdvance.

LIQUIDITY AND CAPITAL RESOURCES

The following table is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions):

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$6,261	$4,205
Net cash (used in) investing activities	(2,921)	(3,299)
Net cash (used in) provided by financing activities	(4,197)	1,362
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11)	(11)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$(868)	$2,257

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our Revolving Credit Facility. In 2022, operating activities provided cash of $6.3 billion, or 5.2 times net earnings, compared to $4.2 billion in 2021. Cash flows provided by operations in 2022 were driven by net earnings before the non-cash real estate and divestiture related impairment charges and an increase in medical claims liabilities driven by the timing of claims payments.

Cash flows provided by operations in 2021 were due to net earnings before the legal settlement reserve, an increase in state risk sharing mechanism payables, partially offset by risk adjustment and minimum medical loss ratio (MLR) payments for the Health Insurance Marketplace 2020 plan year.

Cash Flows Used in Investing Activities

Investing activities used cash of $2.9 billion for the year ended December 31, 2022 and $3.3 billion in 2021. Cash flows used in investing activities in 2022 primarily consisted of net additions to the investment portfolio of our regulated subsidiaries and our acquisition of Magellan, partially offset by our PANTHERx and Magellan Rx divestiture proceeds.

We spent $1.0 billion and $910 million in the years ended December 31, 2022 and 2021, respectively, on capital expenditures for system enhancements, market growth, and our corporate and regional buildings.

As of December 31, 2022, our investment portfolio consisted primarily of fixed-income securities with a weighted average duration of 3.4 years. We had unregulated cash and investments of $1.4 billion at December 31, 2022. The majority of the excess unregulated cash and cash equivalents was utilized in January 2023 to complete planned pass-through payments. At December 31, 2021 we had unregulated cash and investments of $3.4 billion, which was substantially reduced in January 2022 to fund the Magellan acquisition. Unregulated cash and investments include private equity investments and company owned life insurance contracts.

Cash flows used in investing activities in 2021 primarily consisted of the net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments), acquisition and divestiture activity primarily related to the acquisition of the remaining 60% interest of Circle Health, and capital expenditures, offset by proceeds received related to the sale of our majority interest in USMM.

Cash Flows (Used in) Provided by Financing Activities

Financing activities used cash of $4.2 billion in the year ended December 31, 2022, compared to providing cash of $1.4 billion in the comparable period in 2021. Financing activities in 2022 were driven by stock repurchases of $3.0 billion, the redemption of Magellan's outstanding debt of $535 million assumed in the transaction using Magellan's cash on hand, senior note debt repurchases of $318 million, and the repayment of our construction loan. In 2021, financing activities were driven by increased borrowings offset by debt repayments.

Liquidity Metrics

We have a stock repurchase program authorizing us to repurchase common stock from time to time on the open market or through privately negotiated transactions. In 2022, in preparation for the closing of divestitures as well as planning for the future, the Company's Board of Directors authorized up to a total of $6.0 billion of repurchases under the program.

In 2022, we repurchased a total of 35.7 million shares for $3.0 billion through our stock repurchase program, primarily funded through divestiture proceeds. A portion of the repurchases were completed through an accelerated share repurchase (ASR) agreement, which was executed in July 2022. At inception, we received an initial delivery of approximately 8.6 million shares representing 80% of the $1.0 billion notional amount. In October 2022, an additional 3.0 million shares were delivered upon settlement based upon the volume-weighted average price (VWAP) over the term of the agreement, less a discount. In total, 11.6 million shares were purchased through the $1.0 billion ASR.

We have approximately $2.8 billion remaining under the stock repurchase program as of December 31, 2022. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. Refer to Note 12. Stockholders' Equity for further information on stock repurchases.

As of December 31, 2022, we had an aggregate principal amount of $15.7 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain limited restrictive covenants. As of December 31, 2022, we were in compliance with all covenants.

As part of our capital allocation strategy, we may decide to repurchase debt or raise capital through the issuance of debt in the form of senior notes. In 2022, the Company's Board of Directors also authorized a new $1.0 billion senior note debt repurchase program. During 2022, we repurchased $318 million of our par value senior notes for $300 million. As of December 31, 2022, there was $700 million available under the senior note debt repurchase program. Refer to Note 10. Debt for further information regarding the issuance and redemption of senior notes.

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains customary covenants, as well as financial covenants, including, a minimum fixed charge coverage ratio and a maximum debt to EBITDA ratio. Our maximum debt to EBITDA ratio under the credit agreement may not exceed 4.0 to 1.0. As of December 31, 2022, we had $58 million of borrowings outstanding under our Revolving Credit Facility, $2.2 billion of borrowings outstanding under our Term Loan Facility, and we were in compliance with all covenants. As of December 31, 2022, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt to EBITDA ratio.

In October 2017, we executed a $200 million non-recourse construction loan to fund the expansion of our corporate headquarters. In December 2022, we paid off the outstanding balance of the construction loan.

We had outstanding letters of credit of $217 million as of December 31, 2022, which were not part of our Revolving Credit Facility. The letters of credit bore weighted interest of 0.6% as of December 31, 2022. In addition, we had outstanding surety bonds of $1.3 billion as of December 31, 2022.

At December 31, 2022, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 42.7%, compared to 41.2% at December 31, 2021. The debt to capital ratio increase was driven by stock repurchases in 2022. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

At December 31, 2022, we had working capital, defined as current assets less current liabilities, of $1.7 billion, compared to $2.7 billion at December 31, 2021. Working capital was substantially reduced in January 2022 upon the closing of the Magellan acquisition for the purchase price payment and corresponding closing costs. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

During the years ended December 31, 2022 and 2021, we received dividends of $1.6 billion and $2.5 billion, respectively, from our regulated subsidiaries.

2023 Expectations

During 2023, we expect to receive net dividends of approximately $2.1 billion from our regulated subsidiaries and expect to spend approximately $845 million in capital expenditures primarily associated with system enhancements.

We have material debt, short-term medical claims, lease, and contingencies obligations. Refer to Note 10. Debt, Note 8. Medical Claims Liability, Note 11. Leases, and Note 18. Contingencies, respectively, for further information.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations, and cash available under our Revolving Credit Facility will be sufficient to finance our general operations and capital expenditures for at least 12 months from the date of this filing. While we are currently in a strong liquidity position and believe we have adequate access to capital, we may elect to increase borrowings on our Revolving Credit Facility. In addition, from time to time we may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities, or otherwise, as appropriate. In addition, we may strategically pursue refinancing or redemption opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

We intend to continue to evaluate strategic actions in connection with our Value Creation Plan, targeting initiatives to improve productivity, efficiencies, and reduced organizational costs, as well as capital deployment activities, including stock repurchases, portfolio optimization, and the evaluation of refinancing opportunities.

REGULATORY CAPITAL AND DIVIDEND RESTRICTIONS

Our operations are conducted through our subsidiaries. As managed care organizations (MCOs), most of our subsidiaries are subject to state regulations and other requirements that, among other things, require the maintenance of minimum levels of statutory capital, as defined by each state, and restrict the timing, payment, and amount of dividends and other distributions that may be paid to us. Generally, the amount of dividend distributions that may be paid by a regulated subsidiary without prior approval by state regulatory authorities is limited based on the entity's level of statutory net income and statutory capital and surplus.

As of December 31, 2022, our subsidiaries had aggregate statutory capital and surplus of $16.4 billion, compared with the required minimum aggregate statutory capital and surplus requirements of $8.0 billion. During the year ended December 31, 2022, we received dividends of $1.6 billion from and made $729 million of capital contributions to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our Risk Based Capital (RBC) percentage to be in excess of 350% of the Authorized Control Level.

Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (Knox-Keene), certain of our California subsidiaries must comply with tangible net equity (TNE) requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums, or (iii) a minimum amount based on healthcare expenditures, excluding capitated amounts.

Under the New York State Department of Health Codes, Rules and Regulations Title 10, Part 98, our New York subsidiary must comply with contingent reserve requirements. Under these requirements, net worth based upon admitted assets must equal or exceed a minimum amount based on annual net premium income.

The NAIC has adopted rules which set minimum risk-based capital requirements for insurance companies, MCOs, and other entities bearing risk for healthcare coverage. As of December 31, 2022, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans, or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income, and unassigned surplus. As of December 31, 2022, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $8.0 billion in the aggregate.

RECENT ACCOUNTING PRONOUNCEMENTS

For this information, refer to Note 2. Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, included herein.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with GAAP. Our significant accounting policies are more fully described in Note 2. Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere herein. Our accounting policies regarding intangible assets, medical claims liability, and revenue recognition are particularly important to the portrayal of our financial condition and results of operations and require the application of significant judgment by our management. As a result, they are subject to an inherent degree of uncertainty. We have reviewed these critical accounting policies and related disclosures with the Audit and Compliance Committee of our Board of Directors.

Goodwill and Intangible Assets

We have made several acquisitions that have resulted in our recording of intangible assets. These intangible assets primarily consist of purchased contract rights and customer relationships, provider contracts, trade names, developed technologies, and goodwill. Key assumptions used in the valuation of these intangible assets include, but are not limited to, member attrition rates, contract renewal probabilities, revenue growth rates, expectations of profitability, and discount and royalty rates. We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Goodwill is generally attributable to the value of the synergies between the combined companies and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. At December 31, 2022, we had $18.8 billion of goodwill and $6.9 billion of other intangible assets.

Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights and customer relationships	3 - 21 years
Provider contracts	4 - 15 years
Trade names	7 - 20 years
Developed technologies	2 - 7 years

Our management evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets. If the events or circumstances indicate that the remaining balance of the intangible asset or goodwill may be impaired, the potential impairment will be measured based upon the difference between the carrying amount of the intangible asset or goodwill and the fair value of such asset. Our management must make assumptions and estimates, such as the discount factor, future utility, and other internal and external factors, in determining the estimated fair values. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results.

Goodwill is reviewed annually during the fourth quarter for impairment. In addition, an impairment analysis of intangible assets would be performed based on other factors. These factors include significant changes in membership, financial performance, state funding, medical contracts, and provider networks and contracts.

If a reporting unit's carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. We first assess qualitative factors to determine if a quantitative impairment test is necessary. We generally do not calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. However, in certain circumstances, such as recent acquisitions, we may elect to perform a quantitative assessment without first assessing qualitative factors.

We do not believe any of our reporting units are currently at risk for impairment. However, as part of our Value Creation Plan, we are completing a portfolio review and may identify changes in strategic focus, which could result in future impairments of goodwill or intangibles based on market indicators at that time.

Medical Claims Liability

Our medical claims liability includes claims reported but not yet paid, or inventory, estimates for claims incurred but not reported (IBNR), and estimates for the costs necessary to process unpaid claims at the end of each period. We estimate our medical claims liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, and other relevant factors.

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

We apply various estimation methods depending on the claim type and the period for which claims are being estimated. For more recent periods, incurred non-inpatient claims are estimated based on historical per member per month claims experience adjusted for known factors. Incurred hospital inpatient claims are estimated based on known inpatient utilization data and prior claims experience adjusted for known factors. For older periods, we utilize an estimated completion factor based on our historical experience to develop IBNR estimates. The completion factor is an actuarial estimate of the percentage of claims that have been received or adjudicated as of the end of a reporting period relative to the estimate of the total ultimate incurred costs for that same period. When we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability. See "Risk Factors - Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could have a material adverse effect on our results of operations, financial condition, and cash flows." These approaches are consistently applied to each period presented.

Our development of the medical claims liability estimate is a continuous process which we monitor and refine on a monthly basis as additional claims receipts and payment information becomes available. As more complete claims information becomes available, we adjust the amount of the estimates and include the changes in estimates in medical costs in the period in which the changes are identified. In every reporting period, our operating results include the effects of more completely developed medical claims liability estimates associated with previously reported periods. We consistently apply our reserving methodology from period to period. As additional information becomes known to us, we adjust our actuarial models accordingly to establish medical claims liability estimates.

The paid and received completion factors, claims per member per month, and per diem cost trend factors are the most significant factors affecting the IBNR estimate. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2022 data:

Completion Factors: (1)		Cost Trend Factors: (2)
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(In millions)		(In millions)
(1.00)%	$1,077	(1.00)%	$(208)
(0.75)	804	(0.75)	(156)
(0.50)	533	(0.50)	(104)
(0.25)	265	(0.25)	(52)
0.25	(263)	0.25	52
0.50	(524)	0.50	104
0.75	(782)	0.75	156
1.00	(1,038)	1.00	208

(1) Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(2) Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates. For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $103 million for the year ended December 31, 2022, excluding the effect of any return of premium, risk corridor, or minimum MLR programs. The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our providers, and information available from other outside sources.

The change in medical claims liability is summarized as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Balance, January 1,	$14,243	$12,438	$7,473
Less: reinsurance recoverable	23	23	20
Balance, January 1, net	14,220	12,415	7,453
Acquisitions	105	—	3,856
Incurred related to:
Current year	112,896	100,385	86,765
Prior years	(1,367)	(1,783)	(501)
Total incurred	111,529	98,602	86,264

Paid related to:
Current year	97,799	87,427	78,838
Prior years	11,336	9,370	6,320
Total paid	109,135	96,797	85,158
Balance, December 31, net	16,719	14,220	12,415
Plus: reinsurance recoverable	26	23	23
Balance, December 31,	$16,745	$14,243	$12,438
Days in claims payable (1)	54	52	51

(1) Days in claims payable is a calculation of medical claims liability at the end of the period divided by average expense per calendar day for the fourth quarter of each year.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider. As a result, the liability generally is described as having a "short-tail," which causes less than 5% of our medical claims liability as of the end of any given year to be outstanding the following year. We believe that substantially all the development of the estimate of medical claims liability as of December 31, 2022 will be known by the end of 2023.

Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum HBR and other return of premium programs, approximately $198 million, $492 million, and $86 million of the "Incurred related to: Prior years" was recorded as a reduction to premium revenues in 2022, 2021, and 2020, respectively. Further, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service. Changes in medical utilization and cost trends and the effect of population health management initiatives may also contribute to changes in medical claim liability estimates. While we have evidence that population health management initiatives are effective on a case by case basis, these initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care, or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the population health management initiative are not known by us. Additionally, certain population health management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the population health management initiative changed the behavior cannot be determined. Because of the complexity of our business, the number of states in which we operate, and the volume of claims that we process, we are unable to practically quantify the impact of these initiatives on our changes in estimates of IBNR.

The following are examples of population health management initiatives that may have contributed to the favorable development through lower medical utilization and cost trends:

•Appropriate leveling of care for neonatal intensive care unit hospital admissions, other inpatient hospital admissions, and observation admissions, in accordance with InterQual or other evidence-based criteria or clinical policy.
•Management of our pre-authorization list, monitoring for over utilized services, and stringent review of durable medical equipment and injectables.
•Emergency department programs designed to collaboratively work with hospitals and members to steer non-emergent care to a more appropriate and cost effective setting (through patient education, on-site alternative urgent care settings, etc.).
•Increased emphasis on care management and clinical rounding where nurse or social worker care managers assist selected high-risk members with the coordination of healthcare services in order to meet a patient's specific healthcare needs.
•Incorporation of disease management, which is a comprehensive, multidisciplinary, collaborative approach to chronic illnesses such as asthma.
•Prenatal and infant health programs.

Revenue Recognition

Our health plans generate revenues primarily from premiums received from the states in which we operate health plans, premiums received from our members and CMS for our Medicare product, and premiums from members of our commercial health plans. In addition to member premium payments, our Marketplace contracts also generate revenues from subsidies received from CMS. We generally receive a fixed premium per member per month pursuant to our contracts and recognize premium revenues during the period in which we are obligated to provide services to our members at the amount reasonably estimable. In some instances, our base premiums are subject to an adjustment, in the form of a risk score or risk adjustment, based on the acuity of our membership. Generally, the risk score or risk adjustment is determined by the state or CMS analyzing submissions of processed claims and medical record data to determine the acuity of our membership, often relative to the respective program's membership. We estimate the amount of risk score and risk adjustment based upon the processed claims and medical record data submitted and expected to be submitted to CMS and record revenues on a risk adjusted basis. Some contracts allow for additional premiums related to certain supplemental services provided such as maternity deliveries.

Our contracts with states may require us to maintain a minimum HBR or may require us to share cost-savings in excess of certain levels. In certain circumstances, including commercial plans, our plans may be required to return premium to the state or policyholders in the event costs are below established levels. We estimate the effect of these programs and recognize reductions in revenue in the current period. Other states may require us to meet certain performance and quality metrics in order to receive additional or full contractual revenue. For performance-based contracts, we do not recognize revenue subject to refund until data is sufficient to measure performance.

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

For qualifying low-income prescription drug benefit members, CMS pays for some, or all, of the member's monthly premium. We receive certain Part D prospective subsidy payments from CMS for these members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. Approximately nine to ten months subsequent to the end of the plan year, or later in the case of the coverage gap discount subsidy, a settlement payment is made between CMS and our plans based on the difference between the prospective payments and actual claims experience.

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

Some states enact premium taxes, similar assessments, and provider pass-through payments, collectively premium taxes, and these taxes are recorded as a separate component of both revenues and operating expenses. Additionally, our insurance subsidiaries were previously subject to the ACA annual health insurer fee (HIF). Beginning in 2021, the HIF was permanently repealed. This revenue was recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations. For certain products, premium taxes, state assessments, and the HIF are not pass-through payments and are recorded as premium revenue and premium tax expense or health insurer fee expense in the Consolidated Statements of Operations.

Some states require state directed payments that have minimal risk, but are administered as a premium adjustment. These payments are recorded as premium revenue and medical costs at close to a 100% HBR. In many instances, we have little visibility to the timing of these payments until they are paid by the state.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

INVESTMENTS AND DEBT

As of December 31, 2022, we had short-term investments of $2.3 billion and long-term investments of $15.9 billion, including restricted deposits of $1.2 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government-sponsored obligations, life insurance contracts, asset backed securities, equity securities, and private equity investments and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states' requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2022, the fair value of our fixed income investments would decrease by approximately $583 million. Declines in interest rates over time will reduce our investment income. The Company does not hold or issue any derivative instruments for trading or speculative purposes.

For a discussion of the interest rate risk that our investments are subject to, see "Risk Factors - Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity."

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Centene Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit and compliance committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the estimated medical claims liability
As discussed in Note 2 to the consolidated financial statements, the Company's medical claims liability includes claims reported but not yet paid, estimates for claims incurred but not reported, and estimates for the costs necessary to process unpaid claims. As discussed in Note 8 to the consolidated financial statements, the balance at December 31, 2022 was $16,745 million.
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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over the Company's process to evaluate the estimate of the medical claims liability. We involved actuarial professionals with specialized skills and knowledge who evaluated the actuarial methods used by the Company to estimate the medical claims liability. With the assistance of the actuarial professionals, we challenged the Company's estimate of the medical claims liability, including the effects of moderately adverse conditions, by developing an independent estimate for certain health plans using the Company's medical claims data, and relative range. We assessed the potential for management bias by evaluating the Company's position and movement within the actuarial professionals' relative range.
Evaluation of the estimated Affordable Care Act risk adjustment accruals
As discussed in Note 2 to the consolidated financial statements, the Affordable Care Act (ACA) established a permanent risk adjustment program. This program transfers funds from qualified individual and small group insurance plans with below average risk scores to those insurance plans with above average risk scores within each state. The final settlement of the December 31, 2022 ACA risk adjustment accruals is scheduled to be determined by the Centers for Medicare and Medicaid Services (CMS) in June 2023, based on data submitted by insurance companies through April 2023. As discussed in Note 9, the Company recorded an estimated asset and liability (the ACA risk adjustment accruals) of $838 million, and $780 million, respectively at December 31, 2022.

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

St. Louis, Missouri
February 21, 2023

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$12,074	$13,118
Premium and trade receivables	13,272	12,238
Short-term investments	2,321	1,539
Other current assets	2,461	1,602
Total current assets	30,128	28,497
Long-term investments	14,684	14,043
Restricted deposits	1,217	1,068
Property, software and equipment, net	2,432	3,391
Goodwill	18,812	19,771
Intangible assets, net	6,911	7,824
Other long-term assets	2,686	3,781
Total assets	$76,870	$78,375
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liability	$16,745	$14,243
Accounts payable and accrued expenses	9,525	8,493
Return of premium payable	1,634	2,328
Unearned revenue	478	434
Current portion of long-term debt	82	267
Total current liabilities	28,464	25,765
Long-term debt	17,938	18,571
Deferred tax liability	615	1,407
Other long-term liabilities	5,616	5,610
Total liabilities	52,633	51,353
Commitments and contingencies
Redeemable noncontrolling interests	56	82
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 607,847 issued and 550,754 outstanding at December 31, 2022, and 602,704 issued and 582,479 outstanding at December 31, 2021	1	1
Additional paid-in capital	20,060	19,672
Accumulated other comprehensive earnings (loss)	(1,132)	77
Retained earnings	9,341	8,139
Treasury stock, at cost (57,093 and 20,225 shares, respectively)	(4,213)	(1,094)
Total Centene stockholders' equity	24,057	26,795
Nonredeemable noncontrolling interest	124	145
Total stockholders' equity	24,181	26,940
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$76,870	$78,375

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Premium	$127,131	$112,319	$100,055
Service	8,348	5,664	3,745
Premium and service revenues	135,479	117,983	103,800
Premium tax and health insurer fee	9,068	7,999	7,315
Total revenues	144,547	125,982	111,115
Expenses:
Medical costs	111,529	98,602	86,264
Cost of services	7,032	4,894	3,303
Selling, general and administrative expenses	11,589	9,601	9,380
Depreciation expense	614	565	487
Amortization of acquired intangible assets	817	770	719
Premium tax expense	9,330	8,287	6,332
Health insurer fee expense	—	—	1,476
Impairment	2,318	229	72
Legal settlement	—	1,250	—
Total operating expenses	143,229	124,198	108,033
Earnings from operations	1,318	1,784	3,082
Other income (expense):
Investment and other income	1,279	819	480
Debt extinguishment	30	(125)	(61)
Interest expense	(665)	(665)	(728)
Earnings before income tax	1,962	1,813	2,773
Income tax expense	760	477	979
Net earnings	1,202	1,336	1,794
Loss attributable to noncontrolling interests	—	11	14
Net earnings attributable to Centene Corporation	$1,202	$1,347	$1,808

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$2.09	$2.31	$3.17
Diluted earnings per common share	$2.07	$2.28	$3.12

Weighted average number of common shares outstanding:
Basic	575,191	582,832	570,722
Diluted	582,040	590,516	579,135

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net earnings	$1,202	$1,336	$1,794
Change in unrealized gain (loss) on investments	(1,475)	(296)	251
Change in unrealized gain (loss) on investments, tax effect	349	75	(60)
Change in unrealized gain (loss) on investments, net of tax	(1,126)	(221)	191
Reclassification adjustment, net of tax	11	(20)	(3)
Foreign currency translation adjustments, net of tax	(94)	(19)	15
Other comprehensive earnings (loss)	(1,209)	(260)	203
Comprehensive earnings (loss)	(7)	1,076	1,997
Comprehensive loss attributable to noncontrolling interests	—	11	14
Comprehensive earnings (loss) attributable to Centene Corporation	$(7)	$1,087	$2,011

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except shares in thousands and per share data in dollars)

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2019	421,508	$—	$7,647	$134	$4,984	6,460	$(214)	$108	$12,659
Net earnings (loss)	—	—	—	—	1,808	—	—	(24)	1,784
Other comprehensive earnings, net of $60 tax	—	—	—	203	—	—	—	—	203
Common stock issued for acquisitions	171,225	1	11,526	—	—	—	—	—	11,527
Common stock issued for employee benefit plans	5,923	—	29	—	—	—	—	—	29
Common stock repurchases	(407)	—	(24)	—	—	10,310	(602)	—	(626)
Stock compensation expense	—	—	281	—	—	—	—	—	281
Contribution from noncontrolling interest	—	—	—	—	—	—	—	28	28
Balance, December 31, 2020	598,249	$1	$19,459	$337	$6,792	16,770	$(816)	$112	$25,885
Net earnings (loss)	—	—	—	—	1,347	—	—	(21)	1,326
Other comprehensive loss, net of $(75) tax	—	—	—	(260)	—	—	—	—	(260)
Common stock issued for employee benefit plans	4,781	—	38	—	—	—	—	—	38
Common stock repurchases	(326)	—	(19)	—	—	3,455	(278)	—	(297)
Stock compensation expense	—	—	203	—	—	—	—	—	203
Contribution from noncontrolling interest	—	—	—	—	—	—	—	46	46
Divestiture of noncontrolling interest	—	—	(9)	—	—	—	—	5	(4)
Acquisition resulting in noncontrolling interest	—	—	—	—	—	—	—	3	3
Balance, December 31, 2021	602,704	$1	$19,672	$77	$8,139	20,225	$(1,094)	$145	$26,940
Net earnings (loss)	—	—	—	—	1,202	—	—	(13)	1,189
Other comprehensive loss, net of $349 tax	—	—	—	(1,209)	—	—	—	—	(1,209)
Common stock issued for employee benefit plans	5,143	—	71	—	—	—	—	—	71
Fair value of unvested equity awards in connection with acquisition	—	—	60	—	—	—	—	—	60
Common stock repurchases	—	—	23	—	—	36,868	(3,119)	—	(3,096)
Stock compensation expense	—	—	234	—	—	—	—	—	234
Reclassification to non-redeemable	—	—	—	—	—	—	—	17	17
Divestiture of noncontrolling interest	—	—	—	—	—	—	—	(14)	(14)
Dividend to noncontrolling interest	—	—	—	—	—	—	—	(10)	(10)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)
Balance, December 31, 2022	607,847	$1	$20,060	$(1,132)	$9,341	57,093	$(4,213)	$124	$24,181

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net earnings	$1,202	$1,336	$1,794
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,553	1,476	1,259
Stock compensation expense	234	203	281
Impairment	2,318	229	72
(Gain) loss on debt extinguishment	(25)	125	57
(Gain) on acquisition	(2)	(309)	—
Deferred income taxes	(631)	(132)	(51)
(Gain) on divestitures	(772)	(88)	(104)
Loss on disposal of equipment	221	12	5
Other adjustments, net	(31)	(23)	(5)
Changes in assets and liabilities
Premium and trade receivables	(1,627)	(2,453)	(52)
Other assets	128	(99)	(30)
Medical claims liabilities	2,397	1,802	1,117
Unearned revenue	31	(109)	(528)
Accounts payable and accrued expenses	421	1,141	585
Other long-term liabilities	842	1,093	1,078
Other operating activities, net	2	1	25
Net cash provided by operating activities	6,261	4,205	5,503
Cash flows from investing activities:
Capital expenditures	(1,004)	(910)	(869)
Purchases of investments	(6,736)	(7,400)	(7,402)
Sales and maturities of investments	3,802	5,458	4,921
Acquisitions, net of cash acquired	(1,460)	(534)	(4,049)
Divestiture proceeds, net of divested cash	2,477	68	466
Other investing activities, net	—	19	(22)
Net cash (used in) investing activities	(2,921)	(3,299)	(6,955)
Cash flows from financing activities:
Proceeds from long-term debt	360	9,267	5,107
Payments and repurchases of long-term debt	(1,490)	(7,434)	(4,067)
Common stock repurchases	(3,096)	(297)	(626)
Proceeds from common stock issuances	70	35	28
Payments for debt extinguishment	(14)	(157)	(81)
Debt issuance costs	—	(72)	(120)
Other financing activities, net	(27)	20	19
Net cash (used in) provided by financing activities	(4,197)	1,362	260
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11)	(11)	18
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	(868)	2,257	(1,174)
Cash and cash equivalents reclassified (to) from held for sale	(16)	—	—
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	13,214	10,957	12,131
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$12,330	$13,214	$10,957
Supplemental disclosures of cash flow information:
Interest paid	$657	$658	$725
Income taxes paid	$1,222	$678	$1,191
Equity issued in connection with acquisitions	$60	$—	$11,526
The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	2022	2021	2020
Cash and cash equivalents	$12,074	$13,118	$10,800
Restricted cash and cash equivalents, included in restricted deposits	256	96	157
Total cash, cash equivalents, and restricted cash and cash equivalents	$12,330	$13,214	$10,957

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Operations

Centene Corporation, or the Company, is a leading healthcare enterprise, committed to helping people live healthier lives, with an established expertise in lower-income and medically complex populations. The Company provides access to high-quality healthcare, innovative programs, and a wide range of health solutions that help families and individuals get well, stay well, and be well. During 2022, the Company operated in two segments: Managed Care and Specialty Services. The Managed Care segment provided health plan coverage to individuals through government subsidized programs, including Medicaid, the Children's Health Insurance Program (CHIP), Long-Term Services and Supports (LTSS), Foster Care, Medicare-Medicaid Plans (MMP), which cover beneficiaries who are dually eligible for Medicaid and Medicare, the Supplemental Security Income Program, also known as the Aged, Blind, or Disabled Program (ABD), Medicare (including Medicare Prescription Drug Plans), and the Health Insurance Marketplace. The Company also offered a variety of individual, small group, and large group commercial healthcare products, both to employers and directly to members in the Managed Care segment. The Specialty Services segment consisted of the Company's specialty companies offering auxiliary healthcare services and products to state programs, correctional facilities, healthcare organizations, employer groups, and other commercial organizations, as well as to the Company's own subsidiaries. The Specialty Services segment also included the government contracts business, including the Company's government-sponsored Managed Care Support Contract with the U.S. Department of Defense (DoD) under the TRICARE program and other healthcare related government contracts.

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

Certain amounts in the consolidated financial statements and notes have been reclassified to conform to the 2022 presentation. Beginning in 2022, the Company has included a separate line item for depreciation expense on the Consolidated Statement of Operations, which was previously included in selling, general and administrative (SG&A) expenses. Prior period SG&A expense ratios have also been conformed to the current presentation. These reclassifications have no effect on net earnings, cash flow, or stockholders' equity as previously reported.

On January 2022, the Company acquired all of the issued and outstanding shares of Magellan Health, Inc. (Magellan). The acquisition was accounted for as a business combination. Additionally, during 2022 the Company completed the divestitures of PANTHERx Rare (PANTHERx), its Spanish and Central European businesses, and Magellan Rx. See Note 3. Acquisitions and Divestitures for further details.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be predicted with certainty; accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluation, as considered necessary. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

Investments with original maturities of three months or less are considered to be cash equivalents. Cash equivalents consist of money market funds, bank certificates of deposit, and savings accounts.

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

If the quantitative test is deemed necessary, the Company determines an appropriate valuation technique to estimate a reporting unit's fair value as of the testing date. The Company utilizes either the income approach or the market approach, whichever is most appropriate for the respective reporting unit. The income approach is based on an internally developed discounted cash flow model that includes many assumptions related to future growth rates, discount factors, future tax rates, and other various assumptions. The market approach is based on financial multiples of comparable companies derived from current market data. The Company then compares the fair value of the reporting unit calculated using the income approach or market approach with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds fair value. The impairment charge is limited to the total amount of goodwill allocated to the reporting unit. Changes in economic and operating conditions impacting assumptions used in the Company's analyses could result in goodwill impairment in future periods.

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

The Company uses its judgment to determine the assumptions to be used in the calculation of the required estimates. The assumptions it considers when estimating IBNR include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, healthcare service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza or COVID-19, provider contract changes, changes to fee schedules, and the incidence of high-dollar or catastrophic claims.

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

The Company reviews actual and anticipated experience compared to the assumptions used to establish medical costs. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement, and maintenance costs. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing, and measuring the profitability of such contracts.

Revenue Recognition

The Company's health plans generate revenues primarily from premiums received from the states in which it operates health plans, premiums received from its members and the Centers for Medicare and Medicaid Services (CMS) for its Medicare product, and premiums from members of its commercial health plans. In addition to member premium payments, its Marketplace contracts also generate revenues from subsidies received from CMS. The Company generally receives a fixed premium per member per month pursuant to its contracts and recognizes premium revenues during the period in which it is obligated to provide services to its members at the amount reasonably estimable. In some instances, the Company's base premiums are subject to an adjustment factor, in the form of a risk score or risk adjustment, based on the acuity of its membership. Generally, the risk score or risk adjustment is determined by the state or CMS analyzing submissions of processed claims and medical record data to determine the acuity of the Company's membership, often relative to the respective program's membership. The Company estimates the amount of risk score and risk adjustment based upon the processed claims and medical record data submitted and expected to be submitted to CMS and records revenues on a risk adjusted basis. Some contracts allow for additional premiums related to certain supplemental services provided such as maternity deliveries.

The Company's contracts with states may require it to maintain a minimum health benefits ratio (HBR) or may require it to share cost-savings in excess of certain levels. In certain circumstances, including commercial plans, its plans may be required to return premium to the state or policyholders in the event costs are below established levels. The Company estimates the effect of these programs and recognizes reductions in revenue in the current period. Other states may require us to meet certain performance and quality metrics in order to receive additional or full contractual revenue. For performance-based contracts, the Company does not recognize revenue subject to refund until data is sufficient to measure performance.

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

The Company's Medicare Advantage contracts are with CMS. CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model pays more for members whose medical history would indicate that they are expected to have higher medical costs. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient, physician treatment settings as well as prescription drug events. The Company and the healthcare providers collect, compile, and submit the necessary and available diagnosis data to CMS within prescribed deadlines. The Company estimates risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS and records revenues on a risk adjusted basis.

For qualifying low-income prescription drug benefit members, CMS pays for some, or all, of the member's monthly premium. The Company receives certain Part D prospective subsidy payments from CMS for these members as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in its bids. Approximately nine to ten months subsequent to the end of the plan year, or later in the case of the coverage gap discount subsidy, a settlement payment is made between CMS and the Company's plans based on the difference between the prospective payments and actual claims experience.

The Company's specialty services generate revenues under contracts with state and federal programs, healthcare organizations, and other commercial organizations, as well as from its own subsidiaries. Revenues are recognized when the related services are provided, when inventory is shipped, or as ratably earned over the covered period of services. The Company recognizes revenue related to administrative services under the TRICARE government-sponsored Managed Care Support Contract for the DoD's TRICARE program on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE contract includes various performance-based measures. For each of the measures, an estimate of the amount that has been earned is made at each interim date, and revenue is recognized accordingly.

Some states enact premium taxes, similar assessments, and provider pass-through payments, collectively premium taxes, and these taxes are recorded as a separate component of both revenues and operating expenses. Additionally, the Company's insurance subsidiaries were previously subject to the Affordable Care Act (ACA) annual health insurer fee (HIF). Beginning in 2021, the HIF was permanently repealed. This revenue was recorded as premium tax and health insurer fee revenue in the Consolidated Statements of Operations. For certain products, premium taxes, state assessments, and the HIF are not pass-through payments and are recorded as premium revenue and premium tax expense or health insurer fee expense in the Consolidated Statements of Operations.

Some states require state directed payments that have minimal risk, but are administered as a premium adjustment. These payments are recorded as premium revenue and medical costs at close to a 100% HBR. In many instances, the Company has little visibility to the timing of these payments until they are paid by the state.

Affordable Care Act

The ACA established risk spreading premium stabilization programs as well as minimum medical loss ratio (MLR) and cost sharing reductions (CSRs). The Company's accounting policies for the programs are as follows:

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

Premium and Trade Receivables and Unearned Revenue

Premium and service revenues collected in advance are recorded as unearned revenue. For performance-based contracts, the Company does not recognize revenue subject to refund until data is sufficient to measure performance. Premiums and service revenues due to the Company are recorded as premium and trade receivables and are recorded net of an allowance based on historical trends and management's judgment on the collectability of these accounts. As the Company generally receives payments during the month in which services are provided, the allowance is typically not significant in comparison to total revenues and does not have a material impact on the presentation of the financial condition or results of operations. Amounts receivable under federal contracts are comprised primarily of contractually defined billings, accrued contract incentives under the terms of the contract, and amounts related to change orders for services not originally specified in the contract.

Activity in the allowance for uncollectible accounts is summarized below ($ in millions):

	Year Ended December 31,
	2022	2021	2020
Balance, January 1	$139	$243	$157
Amounts charged to expense	70	62	121
Recoveries	—	(43)	—
Write-offs of uncollectible receivables	(79)	(123)	(35)
Balance, December 31	$130	$139	$243

Significant Customers

The Company receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. Customers where the aggregate annual contract revenues exceeded 10% of total annual revenues included the state of New York, where the percentage of the Company's total revenue was 10% and 11% for the years ended December 31, 2021 and 2020. None of the Company's customers exceeded 10% of total annual revenues for the year ended December 31, 2022.

Other Income (Expense)

Other income (expense) consists routinely of investment income, interest expense, and equity method earnings from investments. Investment income is derived from the Company's cash, cash equivalents, restricted deposits and investments. Interest expense relates to borrowings under the senior notes, credit facilities, mortgage and construction loans, and capital leases. Further, other income (expense) includes gains or losses on sales of investments, divestitures, and acquisitions as well as debt extinguishment costs.

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

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. In determining if a deductible temporary difference or net operating loss can be realized, the Company considers future reversals of existing taxable temporary differences, future taxable income, taxable income in prior carryback periods, and tax planning strategies.

Contingencies

The Company accrues for loss contingencies associated with outstanding litigation, claims, and assessments for which it has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. The Company expenses professional fees associated with litigation claims and assessments as incurred.

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

Recent Accounting Guidance Not Yet Adopted

The Company has determined that there are no recently issued accounting pronouncements that will have a material impact on its consolidated financial condition, results of operations, or cash flows.

3. Acquisitions and Divestitures

Magellan Acquisition

On January 4, 2022, the Company acquired all of the issued and outstanding shares of Magellan. Total consideration for the acquisition was $2,491 million, consisting of $2,431 million in cash and $60 million related to the fair value of replacement equity awards associated with pre-combination service. The purchase price has been adjusted to reflect the net effective settlement of preexisting relationships between the Company and Magellan of $70 million. The Company recognized $106 million of acquisition related expenses related to Magellan for the year ended December 31, 2022.

The Magellan acquisition was accounted for as a business combination using the acquisition method of accounting that requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The valuation of all assets acquired and liabilities assumed was finalized in the fourth quarter of 2022.

The Company's allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date of January 4, 2022 is as follows ($ in millions):

Assets acquired and liabilities assumed
Cash and cash equivalents	$995
Premium and related receivables	791
Short-term investments	144
Other current assets	145
Long-term investments	43
Restricted deposits	7
Property, software and equipment	72
Intangible assets (1)	889
Other long-term assets	50
Total assets acquired	3,136

Medical claims liability	194
Accounts payable and accrued expenses	495
Return of premium payable	53
Unearned revenue	8
Current portion of long-term debt	5
Long-term debt (2)	542
Deferred tax liabilities (3)	157
Other long-term liabilities	64
Total liabilities assumed	1,518
Mezzanine equity	32
Total identifiable net assets	1,586
Goodwill (4)	905
Total assets acquired and liabilities assumed	$2,491

Significant fair value adjustments are noted as follows:

(1) The identifiable intangible assets acquired are to be measured at fair value as of the completion of the acquisition. The fair value of intangible assets is determined primarily using variations of the income approach, which is based on the present value of the future after-tax cash flows attributable to each identified intangible asset. Other valuation methods, including the market approach and cost approach, were also considered in estimating the fair value. The identifiable intangible assets include purchased contract rights, provider contracts, developed technologies, and trade names. The Company has estimated the fair value of intangible assets to be $889 million with a weighted average life of 12 years.

The fair values and weighted average useful lives for identifiable intangible assets acquired are as follows:

	Fair Value	Weighted Average Useful Life in Years
Purchased contract rights	$581	13
Provider contracts	120	15
Developed technologies	101	5
Trade names	87	17
Total intangible assets acquired	$889	12

(2) Debt is required to be measured at fair value under the acquisition method of accounting. The fair value of Magellan's Senior Notes and Credit Agreement assumed in the acquisition was $535 million. In January 2022, the Company paid off Magellan's debt acquired in the transaction using Magellan's cash on hand.

(3) The deferred tax liabilities are presented net of $102 million of deferred tax assets.

(4) The acquisition resulted in $905 million of goodwill primarily related to synergies expected from the acquisition and the assembled workforce of Magellan. All of the goodwill was assigned to the Specialty segment. The majority of the goodwill is not deductible for income tax purposes.

PANTHERx Rare Divestiture

On July 14, 2022, the Company completed the divestiture of PANTHERx for $1,373 million. The Company recognized a gain of $490 million, or $382 million after-tax, which is included in investment and other income on the Consolidated Statements of Operations.

Spanish and Central European Divestiture

On November 16, 2022, as part of the Company's review of strategic alternatives for its international portfolio, the Company completed the divestiture of its ownership stakes in its Spanish and Central European businesses, including Ribera Salud, Torrejón Salud, and Pro Diagnostics Group.

In 2022, the Company recorded an impairment charge primarily related to intangible assets and goodwill associated with the divestiture of $163 million, or $140 million after-tax.

Magellan Rx Divestiture

On December 2, 2022, the Company completed the divestiture of Magellan Rx for $1,337 million. The Company recognized a gain of $269 million, or $99 million after-tax, which is included in investment and other income on the Consolidated Statements of Operations and is subject to a final working capital adjustment.

Magellan Specialty Health Divestiture

On November 17, 2022, the Company signed a definitive agreement to divest Magellan Specialty Health. As of December 31, 2022, the assets and liabilities of Magellan Specialty Health were considered held for sale, resulting in $645 million of assets held for sale in other current assets and $87 million of liabilities held for sale in accounts payable and accrued expenses on the Consolidated Balance Sheet. The majority of the of held for sale assets were previously reported as goodwill and intangible assets.

On January 20, 2023, the Company completed the divestiture for approximately $646 million in cash and stock, including an estimated working capital adjustment. The Company estimates that it will recognize an initial pre-tax gain of approximately $85 million to $95 million. The Company could also receive up to an additional $150 million in cash and stock in 2024 based on certain 2023 performance metrics. The Company will recognize the appropriate amount of contingent consideration related to the $150 million when realized or realizable.

Centurion Divestiture

On January 10, 2023, the Company signed and closed a definitive agreement to divest Centurion, its prison healthcare business. As of December 31, 2022, the assets and liabilities of Centurion were considered held for sale resulting in $236 million of assets held for sale in other current assets and $198 million of liabilities held for sale in accounts payable and accrued expenses on the Consolidated Balance Sheet. The majority of the held for sale assets were previously reported as premium and trade receivables. The majority of the liabilities were previously reported as medical claims liability and accounts payable and accrued liabilities.

During the fourth quarter of 2022, the Company recorded an impairment charge related to goodwill and other current assets associated with the divestiture of $259 million, or $181 million after-tax.

HealthSmart Divestiture

On November 1, 2022, the Company signed a definitive agreement to divest HealthSmart, its third party health plan administration business. The divestiture was completed on January 5, 2023. As of December 31, 2022, the assets and liabilities of HealthSmart were considered held for sale resulting in $66 million of assets held for sale in other current assets and $34 million of liabilities held for sale in accounts payable and accrued expenses on the Consolidated Balance Sheet. The majority of the held for sale assets were previously reported as cash and cash equivalents, premium and trade receivables, and goodwill.

During the fourth quarter of 2022, the Company recorded an impairment charge related to goodwill associated with the divestiture of $36 million, or $27 million after-tax.

4. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	December 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$695	$—	$(16)	$679	$642	$—	$(2)	$640
Corporate securities	10,127	12	(778)	9,361	8,145	130	(75)	8,200
Restricted certificates of deposit	4	—	—	4	4	—	—	4
Restricted cash equivalents	256	—	—	256	96	—	—	96
Short-term time deposits	204	—	—	204	109	—	—	109
Municipal securities	4,055	6	(280)	3,781	3,398	85	(15)	3,468
Asset-backed securities	1,396	—	(70)	1,326	1,308	5	(5)	1,308
Residential mortgage-backed securities	1,165	2	(121)	1,046	850	10	(7)	853
Commercial mortgage-backed securities	961	—	(99)	862	870	13	(10)	873
Equity securities (1)	5	—	—	5	326	—	—	326
Private equity investments	529	—	—	529	587	—	—	587
Life insurance contracts	169	—	—	169	186	—	—	186
Total	$19,566	$20	$(1,364)	$18,222	$16,521	$243	$(114)	$16,650

(1) Investments in equity securities as of December 31, 2021 primarily consisted of exchange traded funds in fixed income securities.

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments, and life insurance contracts. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with a focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of December 31, 2022, 98% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At December 31, 2022, the Company held certificates of deposit, equity securities, private equity investments, and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $132 million and $96 million at December 31, 2022 and 2021, respectively, and is included in other current assets on the Consolidated Balance Sheet.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association, or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AAA and a weighted average duration of 4 years at December 31, 2022.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	December 31, 2022				December 31, 2021
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(5)	$342	$(11)	$184	$(2)	$598	$—	$3
Corporate securities	(340)	5,368	(438)	3,400	(66)	4,209	(9)	209
Municipal securities	(142)	2,437	(138)	995	(14)	1,173	(1)	39
Asset-backed securities	(29)	786	(41)	486	(5)	770	—	33
Residential mortgage-backed securities	(55)	629	(66)	352	(7)	472	—	15
Commercial mortgage-backed securities	(49)	513	(50)	330	(8)	380	(2)	32
Total	$(620)	$10,075	$(744)	$5,747	$(102)	$7,602	$(12)	$331

As of December 31, 2022, the gross unrealized losses were generated from 6,423 positions out of a total of 6,854 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

In addition, the Company monitors available-for-sale debt securities for credit losses. Certain investments have experienced a decline in fair value due to changes in credit quality, market interest rates, and/or general economic conditions. The Company recognizes an allowance when evidence demonstrates that the decline in fair value is credit related. Evidence of a credit related loss may include rating agency actions, adverse conditions specifically related to the security, or failure of the issuer of the security to make scheduled payments.

In July 2021, the Company acquired the remaining 60% interest of Circle Health for $705 million. As a result of the acquisition, the Company recorded a non-cash gain of $309 million on its original investment in the year ended December 31, 2021. The gain was included in investment and other income on the Consolidated Statement of Operations. Beginning in July 2021, the Company consolidates 100% of Circle Health.

In September 2021, the Company recorded a $229 million impairment of its equity method investment in RxAdvance, a pharmacy benefit manager. The impairment was the result of the Company’s focus on simplification of its pharmacy operations. The impairment was based on the Company's estimate of RxAdvance's future cash flows and other market indicators of fair value.

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	December 31, 2022				December 31, 2021
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,207	$2,179	$534	$532	$1,390	$1,396	$368	$368
One year through five years	7,651	7,147	524	490	6,212	6,294	460	457
Five years through ten years	4,066	3,613	224	195	3,647	3,681	244	243
Greater than ten years	135	129	—	—	73	78	—	—
Asset-backed securities	3,522	3,234	—	—	3,028	3,034	—	—
Total	$17,581	$16,302	$1,282	$1,217	$14,350	$14,483	$1,072	$1,068

Actual maturities may differ from contractual maturities due to call or prepayment options. Equity securities, private equity investments, and life insurance contracts are excluded from the table above because they do not have a contractual maturity. The Company has an option to redeem substantially all of the securities included in the greater than ten years category listed above at amortized cost.

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

The following table summarizes fair value measurements by level at December 31, 2022, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$12,074	$—	$—	$12,074
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$366	$5	$—	$371
Corporate securities	—	9,328	—	9,328
Municipal securities	—	3,165	—	3,165
Short-term time deposits	—	204	—	204
Asset-backed securities	—	1,326	—	1,326
Residential mortgage-backed securities	—	1,046	—	1,046
Commercial mortgage-backed securities	—	862	—	862
Equity securities	3	2	—	5
Total investments	$369	$15,938	$—	$16,307
Restricted deposits:
Cash and cash equivalents	$256	$—	$—	$256
U.S. Treasury securities and obligations of U.S. government corporations and agencies	308	—	—	308
Corporate securities	—	33	—	33
Certificates of deposit	—	4	—	4
Municipal securities	—	616	—	616
Total restricted deposits	$564	$653	$—	$1,217
Total assets at fair value	$13,007	$16,591	$—	$29,598

The following table summarizes fair value measurements by level at December 31, 2021, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$13,118	$—	$—	$13,118
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$171	$—	$—	$171
Corporate securities	—	8,170	—	8,170
Municipal securities	—	2,999	—	2,999
Short-term time deposits	—	109	—	109
Asset-backed securities	—	1,308	—	1,308
Residential mortgage-backed securities	—	853	—	853
Commercial mortgage-backed securities	—	873	—	873
Equity securities	324	2	—	326
Total investments	$495	$14,314	$—	$14,809
Restricted deposits:
Cash and cash equivalents	$96	$—	$—	$96
U.S. Treasury securities and obligations of U.S. government corporations and agencies	469	—	—	469
Corporate securities	—	30	—	30
Certificates of deposit	—	4	—	4
Municipal securities	—	469	—	469
Total restricted deposits	$565	$503	$—	$1,068
Other long-term assets:
Foreign currency swap agreement	$—	$15	$—	$15
Total assets at fair value	$14,178	$14,832	$—	$29,010

The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $698 million and $773 million as of December 31, 2022, and December 31, 2021, respectively.

6. Property, Software and Equipment

Property, software and equipment consist of the following ($ in millions):

	December 31, 2022	December 31, 2021
Computer software	$2,224	$1,825
Building	659	1,116
Computer hardware	604	617
Leasehold improvements	467	732
Furniture and office equipment	366	753
Land	178	248
Property, software and equipment, at cost	4,498	5,291
Less: accumulated depreciation	(2,066)	(1,900)
Property, software and equipment, net	$2,432	$3,391

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $614 million, $565 million, and $487 million, respectively.

During the second quarter of 2022, in connection with the adoption of a more modern, flexible work environment, the Company undertook a real estate optimization initiative to evaluate future real estate needs and downsize its real estate footprint for owned and leased properties. As a result of this evaluation, the Company substantially changed the use or abandoned various properties and assessed for impairment. The Company engaged a third-party real estate specialist to determine the fair value of its owned properties. The valuation primarily considered comparable properties in each market as well as future cash flows.

As a result of the optimization, the Company recognized impairment charges related to owned real estate of $808 million for the year ended December 31, 2022. The Company also recognized impairment on fixed assets related to leased real estate of $242 million for the year ended December 31, 2022. These impairments are primarily related to the Managed Care segment. The remainder of the $1,627 million charge relates to right-of-use (ROU) asset impairments, which is included within other long-term assets on the Consolidated Balance Sheet, refer to Note 11. Leases.

7. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill by operating segment ($ in millions):

	Managed Care	Specialty Services	Total
Balance, December 31, 2020	$16,974	$1,678	$18,652
Acquisition and purchase accounting adjustments	1,139	29	1,168
Divestitures	—	(24)	(24)
Reallocation	250	(250)	—
Translation impact	(25)	—	(25)
Balance, December 31, 2021	18,338	1,433	19,771
Acquisition and purchase accounting adjustments	172	905	1,077
Divestitures	—	(1,533)	(1,533)
Reallocation	4	(4)	—
Impairments	(66)	(304)	(370)
Translation impact	(133)	—	(133)
Balance, December 31, 2022	$18,315	$497	$18,812

The decrease in the Specialty Services segment goodwill in 2022 was primarily driven by the ongoing portfolio review divestiture related activity during the year as discussed in Note 3. Acquisitions and Divestitures. In 2022, divestiture related reductions to goodwill included the completed divestitures of PANTHERx and Magellan Rx, as well as goodwill reclassified to other current assets associated with the divestiture of Magellan Specialty Health, which was considered held for sale as of December 31, 2022. The acquired goodwill in 2022 represents goodwill associated with the Magellan acquisition.

The Company's Specialty Services segment impairments in 2022 was primarily the result of the impairment of Federal Services business, which included $216 million of goodwill, in conjunction with the December 2022 announcement from the DoD that the Company was not awarded a TRICARE Managed Care Support Contract. The Managed Care segment impairment was the result of the divestiture of the Spanish and Central European businesses.

The majority of the increase in the Managed Care segment goodwill in 2021 was related to the acquisition of the remaining 60% interest in Circle Health.

Intangible assets at December 31, consist of the following ($ in millions):

			Weighted Average Life in Years
	2022	2021	2022	2021
Purchased contract rights and customer relationships	$7,850	$8,068	13.4	13.5
Trade names	983	1,107	15.4	13.3
Provider contracts	612	492	14.0	13.8
Developed technologies	390	369	5.3	5.4
Intangible assets	9,835	10,036	13.4	13.2
Less accumulated amortization:
Purchased contract rights and customer relationships	(2,193)	(1,642)
Trade names	(263)	(206)
Provider contracts	(183)	(139)
Developed technologies	(285)	(225)
Total accumulated amortization	(2,924)	(2,212)
Intangible assets, net	$6,911	$7,824

As described above, the decrease in intangible assets in 2022 was primarily driven by divestiture related activity, which included related impairments, during the year as discussed with goodwill above and in Note 3. Acquisitions and Divestitures.

Amortization expense was $817 million, $770 million, and $719 million for the years ended December 31, 2022, 2021, and 2020, respectively. Estimated total amortization expense related to the December 31, 2022 intangible assets for each of the five succeeding fiscal years is as follows ($ in millions):

Estimated Total Amortization Expense
2023	$723
2024	707
2025	706
2026	689
2027	678

8. Medical Claims Liability

The following table summarizes the change in medical claims liability ($ in millions):

	Year Ended December 31,
	2022	2021	2020
Balance, January 1	$14,243	$12,438	$7,473
Less: reinsurance recoverable	23	23	20
Balance, January 1, net	14,220	12,415	7,453
Acquisitions and divestitures	105	—	3,856
Incurred related to:
Current year	112,896	100,385	86,765
Prior years	(1,367)	(1,783)	(501)
Total incurred	111,529	98,602	86,264
Paid related to:
Current year	97,799	87,427	78,838
Prior years	11,336	9,370	6,320
Total paid	109,135	96,797	85,158
Balance, December 31, net	16,719	14,220	12,415
Plus: reinsurance recoverable	26	23	23
Balance, December 31	$16,745	$14,243	$12,438

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. The impact from COVID-19 on healthcare utilization and medical claims submission patterns provided increased estimation uncertainty on the IBNR liability. Additionally, as a result of minimum HBR and other return of premium programs, the Company recorded approximately $198 million, $492 million, and $86 million of the "Incurred related to: Prior years" as a reduction to premium revenues in 2022, 2021, and 2020, respectively. Further, claims processing initiatives yielded increased claim payment recoveries and coordination of benefits related to prior year dates of service.

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

The Company reviews actual and anticipated experience compared to the assumptions used to establish medical costs. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement, and maintenance costs.

The Specialty Services segment has an insignificant amount of medical claims liability and, therefore, disclosures related to medical claims liabilities have been aggregated and are presented on a consolidated basis.

Information about incurred and paid claims development as of December 31, 2022 is included in the table below. The claims development information for all periods preceding the most recent reporting period is considered required supplementary information. Incurred and paid claims development as of December 31, 2022 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2020 (unaudited)	2021 (unaudited)	2022
2020	$88,206	$86,502	$86,433
2021		100,385	99,087
2022			112,896
	Total incurred claims		$298,416

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2020 (unaudited)	2021 (unaudited)	2022
2020	$76,722	$85,593	$86,021
2021		87,427	98,024
2022			97,799
	Total payment of incurred claims		281,844
	All outstanding liabilities prior to 2020, net of reinsurance		147
	Medical claims liability, net of reinsurance		$16,719

Incurred claims and allocated claim adjustment expenses, net of reinsurance, total IBNR plus expected development on reported claims and cumulative claims data as of December 31, 2022 are included in the following table. For claims frequency information summarized below, a claim is defined as the financial settlement of a single medical event in which remuneration was paid to the servicing provider. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, and other relevant factors. Information is summarized as follows (in millions):

	December 31, 2022
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims
2020	$86,433	$—	568.8
2021	99,087	273	623.2
2022	112,896	11,081	608.1

9. Affordable Care Act

The ACA established risk spreading premium stabilization programs as well as a minimum annual MLR and cost sharing reductions.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	December 31, 2022	December 31, 2021
Risk adjustment receivable	$838	$522
Risk adjustment payable	(780)	(536)
Minimum medical loss ratio	(103)	(196)
Cost sharing reduction receivable	—	69
Cost sharing reduction payable	(99)	(42)

In June 2022, CMS announced the final risk adjustment transfers for the 2021 benefit year. As a result of the announcement, the Company increased its risk adjustment net receivables by $403 million from December 31, 2021. After consideration of minimum MLR and other related impacts, the net pre-tax benefit recognized was approximately $368 million for the year ended December 31, 2022.

10. Debt

Debt consists of the following ($ in millions):

	December 31, 2022	December 31, 2021
$2,500 million 4.25% Senior Notes, due December 15, 2027	$2,393	$2,484
$2,300 million 2.45% Senior Notes, due July 15, 2028	2,303	2,304
$3,500 million 4.625% Senior Notes, due December 15, 2029	3,277	3,500
$2,000 million 3.375% Senior Notes, due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes, due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes, due March 1, 2031	2,200	2,200
$1,300 million 2.625% Senior Notes, due August 1, 2031	1,300	1,300
Total senior notes	15,673	15,988
Term loan credit facility	2,183	2,195
Revolving credit agreement	58	149
Construction loan payable	—	184
Finance leases and other	253	493
Debt issuance costs	(147)	(171)
Total debt	18,020	18,838
Less: current portion	(82)	(267)
Long-term debt	$17,938	$18,571

Of the Company's total debt, approximately 13% is variable rate debt. Approximately 12% uses the London Interbank Offered Rate (LIBOR) as a reference rate pursuant to the terms of the Company Credit Facility and approximately 1% uses the Sterling Overnight Index Average (SONIA) as a reference rate. The Company believes that the credit agreement will allow Secured Overnight Financing Rate (SOFR) to be used as the new reference rate upon LIBOR's discontinuance. The debt agreements that may be impacted by the discontinuation of LIBOR have provisions included that are sufficient for the Company to transition from the existing LIBOR rates to the prevailing successor market rates as necessary. The document governing the Company Credit Facility includes provisions to convert from LIBOR to SOFR at the time LIBOR ceases to be published.

Senior Notes

2022

In connection with the Magellan acquisition in January 2022, the Company paid off Magellan's debt of $535 million acquired in the transaction using Magellan's cash on hand. Specifically, the Company redeemed Magellan's existing outstanding 4.4% Senior Notes due 2024 and paid off the existing Credit Agreement. The Company recognized an immaterial net pre-tax gain on extinguishment including related fees and expenses and the write-off of the unamortized premium.

During 2022, the Company utilized a portion of the proceeds from the PANTHERx divestiture to repurchase $95 million of its par value Senior Notes due 2027 and $223 million of its par value Senior Notes due 2029 through the Company's senior note debt repurchase program. The Company recognized a $14 million gain on the redemptions of the notes.

2021

In February 2021, the Company issued $2,200 million 2.50% Senior Notes due 2031 (the 2031 Notes). In conjunction with the 2031 Notes offering, the Company completed a tender offer (the Tender Offer) to purchase for cash, subject to certain conditions, any and all of the outstanding aggregate principal amount of the $2,200 million 4.75% Senior Notes due 2025 (the 2025 Notes). The Company used the net proceeds from the 2031 Notes, together with available cash on hand, to fund the purchase price for the 2025 Notes accepted for purchase in the Tender Offer (approximately 36% of the aggregate principal amount outstanding) and used the remaining proceeds to redeem any of the 2025 Notes that remained outstanding following the Tender Offer, including all premiums and accrued interest. The Company recognized a pre-tax loss on extinguishment of $46 million on the redemption of the 2025 Notes, including the call premium, the write-off of the unamortized premium and debt issuance costs, and expenses related to the redemption.

In July 2021, the Company issued $1,800 million 2.45% Senior Notes due 2028 (the 2028 Notes). The Company used the net proceeds from the offering of the 2028 Notes to finance a portion of the cash consideration payable in connection with the acquisition of Magellan Health Inc., which closed in January 2022, and to pay related fees and expenses.

In August 2021, the Company issued $1,800 million aggregate principal amount of Senior Notes which included $500 million aggregate principal amount of additional 2028 Notes at a premium to yield 2.31% and $1,300 million aggregate principal amount of new 2.625% Senior Notes due 2031. The Company used the net proceeds of the offering, together with cash on hand and term loan facility borrowings, to redeem all of its outstanding 5.375% Senior Notes due 2026 and WellCare Health Plans, Inc.'s outstanding 5.375% Senior Notes due 2026 (together the 2026 Notes), including all premiums and accrued interest. The Company recognized a pre-tax loss on extinguishment of $79 million on the redemptions of the 2026 Notes, including the call premium, the write-off of the unamortized premium and debt issuance costs, and expenses related to the redemptions.

The indentures governing the senior notes listed in the table above contain restrictive covenants of Centene Corporation. At December 31, 2022, the Company was in compliance with all covenants.

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

Circle Health Debt Refinancing

In May 2022, the Company refinanced certain debt agreements for its Circle Health subsidiary with a new £250 million credit facility maturing in May 2025. The Company recognized a $13 million pre-tax gain on the extinguishment of the existing debt. As of December 31, 2022, £160 million was drawn on the facility, which is included within Finance leases and other in the table above. The new facility is guaranteed by the Company and has similar borrowing rates and covenants to the Company's Revolving Credit Agreement, except it uses the SONIA as the reference rate for the interest rate payable.

Revolving Credit Facility and Term Loan Credit Facility

In August 2021, the Company amended and restated its existing credit agreement to, among other things, (i) extend the various maturities under the existing Credit Agreement until 2026, (ii) increase the aggregate principal amount of the U.S. dollar unsecured term loan facility under the existing Credit Agreement from $1,450 million to $2,200 million, (iii) increase the maximum total net leverage ratio permitted under the total debt to EBITDA financial covenant from 3.5 to 1.0 to 4.0 to 1.0, (iv) reduce the applicable margin with respect to borrowings to between 1.50% to 1.125%, based on the total debt to EBITDA ratio and type of borrowing and (v) include scheduled amortization payments with respect to the term loan facility equal to 0% for the first year following closing, 2.5% for the second year following closing and 5% thereafter until maturity.

The Company has (i) unsecured $2,000 million multi-currency revolving credit facility (the Revolving Credit Facility), which includes a $300 million sub-limit for letters of credit and a $200 million sub-limit for swingline loans and (ii) a $2,200 million unsecured delayed-draw term loan facility (the Term Loan Facility, and, together with the Revolving Credit Facility, the Company Credit Facility). Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at LIBOR, EURIBOR, CDOR, BBR, or base rates plus, in each case, an applicable margin between 1.50% to 1.125%, based on the total debt to EBITDA ratio and type of borrowing. Borrowings under the Term Loan Facility bear interest, at the Company's option, at LIBOR or base rates plus, in each case, an applicable margin based on the total debt to EBITDA ratio. The Company has an uncommitted option to increase its Company Credit Facility by an additional $500 million plus certain additional amounts based on its total debt to EBITDA ratio. The Company believes that the credit agreement will allow SOFR to be used as the new reference rate upon LIBOR's discontinuance.

The Company Credit Facility contains financial covenants including maintenance of a minimum fixed charge coverage ratio and a restriction on the Company's maximum total debt to EBITDA ratio not to exceed 4.0 to 1.0. It also contains certain non-financial covenants including: limitations on incurrence of additional indebtedness; restrictions on incurrence of liens; restrictions on dividends and other restricted payments; restrictions on investments, mergers, consolidations, and asset sales; and limitations on transactions with affiliates. As of December 31, 2022, the Company was in compliance with all financial and non-financial covenants under the Company Credit Facility.

As of December 31, 2022, the Company had $58 million of borrowings outstanding under the Revolving Credit Facility, with a weighted average interest rate of 4.80%.

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

In April 2022, the Company extended the term of the loan for an additional one year. The extension reduced interest on the loan to SOFR plus 1.85% and matures in April 2023. In December 2022, the Company paid off the outstanding balance of the construction loan.

Senior Note Debt Repurchase Program

In June 2022, the Company's Board of Directors authorized a new $1,000 million senior note debt repurchase program in preparation for future debt reductions as part of the Company's strategic value creation initiatives. During the year ended December 31, 2022, the Company repurchased $318 million of its par value senior notes, as described above, for $300 million.

As of December 31, 2022, there was $700 million available under the senior note debt repurchase program.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $217 million as of December 31, 2022, which were not part of the Revolving Credit Facility. The letters of credit bore interest at 0.6% as of December 31, 2022. The Company had outstanding surety bonds of $1,292 million as of December 31, 2022.

Aggregate maturities for the Company's debt for the years ending December 31, are as follows ($ in millions):

Aggregate Maturities
2023	$82
2024	122
2025	313
2026	1,963
2027	2,413
Thereafter	13,286
Total	$18,179

The fair value of outstanding debt was approximately $15,791 million and $19,256 million at December 31, 2022 and 2021, respectively.

11. Leases

The Company records ROU assets and lease liabilities for non-cancelable operating leases primarily for real estate and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. The Company recognized operating lease expense of $429 million and $390 million during the years ended December 31, 2022 and 2021, respectively.

The Company considers the existence of options to extend or terminate leases in its analysis of the lease term for the purposes of measuring its ROU assets and lease liabilities. The renewal options are not included in the measurement of the ROU assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods.

The following table sets forth the ROU assets and lease liabilities ($ in millions):

	December 31, 2022	December 31, 2021
Assets
ROU assets (recorded within other long-term assets)	$2,554	$3,566

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$180	$204
Long-term (recorded within other long-term liabilities)	3,133	3,619
Total lease liabilities	$3,313	$3,823

Cash paid for amounts included in the measurement of lease liabilities, recorded as operating cash flows in the Consolidated Statements of Cash Flows, was $440 million and $385 million during the years ended December 31, 2022 and 2021, respectively. New operating leases commenced resulting in the recognition of ROU assets and lease liabilities of $60 million and $177 million during the years ended December 31, 2022 and 2021, respectively. In connection with the acquisition of Magellan in January 2022, the Company acquired $30 million of ROU assets and lease liabilities. As of December 31, 2022, the Company had additional operating leases that have not yet commenced of $8 million. These operating leases will commence in 2023 with lease terms ranging from one to eight years.

As part of the real estate optimization initiative as described in Note 6. Property, Software and Equipment, the Company vacated and abandoned various domestic leased properties. As a result, the Company assessed the ROU assets for impairment. The Company engaged a third-party real estate specialist to determine the recoverability of the leased properties. The valuation primarily considered comparable leased properties in each market and the assessment of potential future rental income that could be generated by the ROU assets.

As a result of the optimization, the Company recognized $577 million of ROU asset impairments in the year ended December 31, 2022, primarily related to the Managed Care segment. The remainder of the $1,627 million charge was recorded within Property, Software and Equipment, refer to Note 6. Property, Software and Equipment.

The weighted average remaining lease term of the Company's operating leases was 20.5 and 21.1 years as of December 31, 2022 and 2021, respectively. The lease liabilities reflect a weighted average discount rate of 5.7% and 5.7% as of December 31, 2022 and 2021, respectively.

Lease payments over the next five years and thereafter are as follows ($ in millions):

Lease Payments
2023	$343
2024	350
2025	325
2026	302
2027	287
Thereafter	4,633
Total lease payments	6,240
Less: imputed interest	(2,927)
Total lease liabilities	$3,313

12. Stockholders' Equity

Share Repurchases

The Company's Board of Directors has authorized a stock repurchase program of the Company's common stock from time to time on the open market or through privately negotiated transactions. In 2022, in preparation for the closing of divestitures as well as planning for the future, the Company's Board of Directors authorized increases under the program including $3,000 million in June 2022 and an additional $2,000 million in December 2022. With these increases, the Company is authorized to repurchase up to $6,000 million.

During the third quarter of 2022, the Company entered into an accelerated share repurchase (ASR) agreement with Bank of America to purchase $1,000 million of the Company's common stock in aggregate under the Company's stock repurchase program. In July 2022, 8.6 million shares were delivered to the Company, representing 80% of the notional amount under the ASR. In October 2022, an additional 3.0 million shares were delivered upon settlement of the ASR based upon the volume-weighted average price (VWAP) over the term of the agreement, less a discount, of $86.21. In total, 11.6 million shares were purchased through the $1,000 million ASR. In addition, the Company purchased additional shares throughout the year through open market repurchases, including repurchase plans designed to comply with Rule 10b5-1.

Share repurchases in 2022, 2021, and 2020 were primarily funded through divestiture proceeds. The following represents the Company's share repurchase activity ($ in millions, shares in thousands):

	Year Ended December 31,
	2022		2021		2020
	Shares	Cost	Shares	Cost	Shares	Cost
Share buybacks	35,655	$2,994	2,402	$200	8,672	$500
Income tax withholding	1,213	102	1,379	97	2,045	126
Total share repurchases	36,868	$3,096	3,781	$297	10,717	$626

Shares repurchased for income tax withholding are shares withheld in connection with employee stock plans to meet applicable tax withholding requirements. These shares are typically included in the Company's treasury stock, except for the vesting of certain shares assumed in connection with the WellCare acquisition in 2020 and 2021, which were withheld rather than repurchased. Although these shares are not issued, they are treated as common stock repurchases as they reduce the number of shares that would have been issued upon vesting. Shares withheld were 326 thousand shares at an aggregate cost of $19 million, and 407 thousand at an aggregate cost of $24 million, for the years ended December 31, 2021 and 2020, respectively. No shares were withheld under this method in 2022.

As of December 31, 2022, the Company had a remaining amount of $2,806 million available under the Company's stock repurchase program. No duration has been placed on the repurchase program. The Company reserves the right to discontinue the repurchase program at any time.

Shares Issued for Acquisition

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

13. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene's regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval. At December 31, 2022 and 2021, Centene's subsidiaries had aggregate statutory capital and surplus of $16,436 million and $14,039 million, respectively, compared with the required minimum aggregate statutory capital and surplus of $7,979 million and $6,706 million, respectively. As of December 31, 2022, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to the Company was $7,979 million in the aggregate.

14. Income Taxes

The consolidated income tax expense consists of the following ($ in millions):

	Year Ended December 31,
	2022	2021	2020
Current provision
Federal	$1,144	$507	$959
State and local	261	114	152
International	4	7	4
Total current provision	1,409	628	1,115
Deferred provision	(649)	(151)	(136)
Total income tax expense	$760	$477	$979

The reconciliation of the tax provision at the U.S. federal statutory rate to income tax expense is as follows ($ in millions):

	Year Ended December 31,
	2022	2021	2020
Earnings before income tax expense	$1,962	$1,813	$2,773
Loss (earnings) attributable to flow through noncontrolling interest	(6)	2	9
Earnings less noncontrolling interest before income tax expense	1,956	1,815	2,782

Tax provision at the U.S. federal statutory rate	411	381	584
State income taxes, net of federal income tax benefit	50	63	106
Nondeductible compensation	49	40	54
Nondeductible PBM legal settlement	(5)	78	—
Nontaxable divestiture (gains) losses	111	(95)	—
Deferred taxes for investments in subsidiaries	84	—	—
ACA health insurer fee	—	—	316
Audit settlement	—	—	(71)
Valuation allowance	(17)	29	(11)
Nondeductible goodwill	69	—	16
Other, net	8	(19)	(15)
Income tax expense	$760	$477	$979

The Company is required to recognize deferred tax assets and liabilities for consolidated subsidiaries that are determined to be held for sale as of December 31, 2022. The Company established a net deferred tax liability of $84 million for these investments in subsidiaries.

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below ($ in millions):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Medical claims liability	$132	$120
Nondeductible liabilities	202	215
Net operating loss and tax credit carryforwards	341	357
Compensation accruals	96	205
Premium and trade receivables	91	143
Operating lease liability	397	445
Unrealized loss	320	—
Software development costs	209	—
Other	85	112
Deferred tax assets	1,873	1,597
Valuation allowance	(205)	(212)
Net deferred tax assets	$1,668	$1,385

Deferred tax liabilities:
Goodwill and intangible assets	$1,724	$1,794
Prepaid assets	—	46
Fixed assets	111	409
Right-of-use asset	285	444
Unrealized gain	—	29
Other	163	70
Deferred tax liabilities	2,283	2,792
Net deferred tax liabilities	$(615)	$(1,407)

The Company had not historically provided for deferred income taxes on the undistributed earnings of foreign subsidiaries as they were considered indefinitely reinvested outside the U.S. During the fourth quarter of 2022, as part of the Company's review of strategic alternatives for its international portfolio, the Company evaluated its assertion regarding its ability and intent to indefinitely reinvest undistributed earnings of the foreign subsidiaries. Upon evaluating the assertion, the Company determined that any historical or future undistributed earnings of foreign subsidiaries are no longer considered to be indefinitely reinvested. There is no deferred tax liability associated with these earnings.

The increase to the unrealized loss deferred tax asset reflects the change in the fair market value of the Company's investment portfolio. Decreases to the fixed assets and ROU asset deferred tax liabilities are primarily related to the impairments recorded as part of the Company's real estate optimization initiative.

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state, and foreign net operating loss, federal and state capital loss, and tax credit carryforwards.

Federal net operating loss and credit carryforwards of $69 million expire beginning in 2023 through 2043. State net operating loss and tax credit carryforwards of $51 million expire beginning in 2023 through 2042, while the remaining $15 million have indefinite carryforward periods. Substantially all the non-U.S. tax loss carryforwards of $206 million have indefinite carryforward periods.

The Company maintains a reserve for uncertain tax positions that may be challenged by a tax authority. A rollforward of the beginning and ending amount of uncertain tax positions, exclusive of related interest and penalties, is as follows:

	Year Ended December 31,
	2022	2021
Gross unrecognized tax benefits, January 1	$355	$354
Gross increases:
Current year tax positions	52	9
Acquired reserves	7	—
Prior year tax positions	20	12
Gross decreases:
Settlements	(17)	(13)
Prior year tax positions	(3)	(4)
Statute of limitation lapses	(4)	(3)
Gross unrecognized tax benefits, December 31	$410	$355

As of December 31, 2022, $303 million of unrecognized tax benefits would impact the Company's effective tax rate in future periods, if recognized.

The table above excludes interest and penalties, net of related tax benefits, which are treated as income tax expense (benefit) under the Company's accounting policy. The Company recognized net interest expense and penalties related to uncertain positions of $23 million and $1 million expense for the years ended December 31, 2022 and 2021, respectively. The Company had $66 million and $43 million of accrued interest and penalties for uncertain tax positions as of December 31, 2022 and 2021, respectively.

The Company files federal tax returns as well as returns for numerous state and international tax jurisdictions and is engaged in multiple audit proceedings for its state and foreign filings. Generally, no further state or foreign audit activity is expected for years prior to 2015. As of December 31, 2022, the Company's tax returns are under federal examination for the tax years 2014 through 2017, only with respect to Internal Revenue Service (IRS) proposed adjustments relating to the Company's claims to the Domestic Production Activities Deduction for these years. The Company has appealed the IRS adjustments and the appeals process is expected to be conducted within the next 12 months. The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease by approximately $124 million within the next 12 months if the Company reaches a satisfactory agreement with the IRS during the appeals process and an additional $3 million decrease as a result of the expiration of statutes of limitations and projected audit settlements in certain jurisdictions.

15. Stock Incentive Plans

The Company's stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. However, an immaterial amount of options were granted, exercised, or outstanding in 2022. The plans have 17 million shares available for future awards.

Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to three years for restricted stock or restricted stock unit awards. Vesting is accelerated by one year for individuals who qualify under the Company's retirement eligible provisions. The fair value of restricted stock and restricted stock units is determined using the previous day's market close price at the time of grant. The fair value of stock options is determined based on the Black-Scholes option-pricing model. Forfeitures for all stock awards are recognized as they occur. Certain restricted stock unit awards contain performance-based as well as service-based provisions. Certain awards provide for accelerated vesting if there is a change in control as defined in the plans. The total compensation cost that has been charged against income for the stock incentive plans was $234 million, $203 million, and $281 million for the years ended December 31, 2022, 2021, and 2020, respectively. The total income tax benefit recognized in the Statements of Operations for stock-based compensation arrangements was $48 million, $35 million, and $34 million for the years ended December 31, 2022, 2021, and 2020, respectively.

A summary of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2022, and changes during the year ended December 31, 2022, is presented below (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance, December 31, 2021	7,142	$65.30
Granted	2,944	84.18
Converted (1)	917	82.65
Vested	(3,553)	67.70
Forfeited	(877)	70.38
Non-vested balance, December 31, 2022	6,573	$74.20

(1) Magellan awards converted in connection with the acquisition.

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2022, 2021, and 2020, was $298 million, $264 million, and $364 million, respectively.

As of December 31, 2022, there was $249 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 1.8 years.

The Company maintains an employee stock purchase plan and issued 449 thousand shares, 516 thousand shares, and 487 thousand shares in 2022, 2021, and 2020, respectively.

16. Retirement Plan

Centene has a defined contribution plan which covers substantially all employees who are at least 21 years of age. Under the plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee's contribution. Company expense related to matching contributions to the plan was $133 million, $105 million, and $91 million during the years ended December 31, 2022, 2021, and 2020, respectively.

17. Commitments

In connection with obtaining regulatory approval of the Magellan Health acquisition, the Company entered into certain undertakings with the Department of Managed Health Care in 2022. These undertakings contain various commitments by the Company effective upon completion of the Magellan Health acquisition. As part of the undertaking, the Company shall contribute $10 million to the Purchaser Business Group on Health (PBGH) to be paid over a five-year period for initiatives consistent with the Company's mission of implementing and spreading innovative programs and best practices to increase health care value. As a result of the closing of the Magellan acquisition, the $10 million contribution to PBGH was expensed during 2022. As of December 31, 2022, the Company has paid $1.5 million.

In connection with obtaining regulatory approval of the Fidelis Care acquisition, the Company entered into certain undertakings with the New York State Department of Health in 2018. These undertakings contain various commitments by the Company effective upon completion of the Fidelis Care acquisition. One of the undertakings includes a $340 million contribution by the Company to the State of New York to be paid over a five-year period for initiatives consistent with the Company's mission of providing high-quality healthcare to vulnerable populations within New York State. The Company has fulfilled this undertaking as of December 31, 2022.

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
•build a service center in an economically distressed community in California, investing $200 million over 10 years and employing at least 300 people, of which the Company has incurred $109 million through 2022;
•contribute $65 million to improve enrollee health outcomes, support locally-based consumer assistance programs, and strengthen the healthcare delivery system, of which the Company has contributed $49 million through 2022 with remaining $16 million scheduled to be paid equally over 2023 and 2024; and
•invest $75 million of its investment portfolio in vehicles supporting California's healthcare infrastructure, and the Company fulfilled this undertaking in 2022.

18. Contingencies
Overview

The Company is routinely subjected to legal and regulatory proceedings in the normal course of business. These matters can include, without limitation:

•periodic compliance and other reviews and investigations by various federal and state regulatory agencies with respect to requirements applicable to the Company's business, including, without limitation, those related to payment of out-of-network claims, submissions to CMS for risk adjustment payments, or the False Claims Act, the calculation of minimum MLR and rebates related thereto, submissions to state agencies related to payments or state false claims acts, pre-authorization penalties, timely review of grievances and appeals, timely and accurate payment of claims, cybersecurity issues, including those related to the Company's or the Company's third-party vendors' information systems, and the Health Insurance Portability and Accountability Act of 1996 and other federal and state fraud, waste and abuse laws;
•litigation arising out of general business activities, such as tax matters, disputes related to healthcare benefits coverage or reimbursement, putative securities class actions, and medical malpractice, privacy, real estate, intellectual property, and employment-related claims; and
•disputes regarding reinsurance arrangements, claims arising out of the acquisition or divestiture of various assets, class actions, and claims relating to the performance of contractual and non-contractual obligations to providers, members, employer groups, and others, including, but not limited to, the alleged failure to properly pay claims and challenges to the manner in which the Company processes claims, claims related to network adequacy and claims alleging that the Company has engaged in unfair business practices.

Among other things, these matters may result in awards of damages, fines, or penalties, which could be substantial, and/or could require changes to the Company's business. The Company intends to vigorously defend itself against legal and regulatory proceedings to which it is currently a party; however, these proceedings are subject to many uncertainties. In some of the cases pending against the Company, substantial non-economic or punitive damages are being sought.

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

As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material, except for the reserve estimate as described below with respect to claims or potential claims involving services provided by Envolve Pharmacy Solutions, Inc. (Envolve), as the Company’s pharmacy benefits management (PBM) subsidiary. It is possible that in a particular quarter or annual period the Company's financial condition, results of operations, cash flow, and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including as described below. Except for the proceedings discussed below, the Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow, or liquidity.

California

On October 20, 2015, the Company's California subsidiary, Health Net of California, Inc. (Health Net California), was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, Dave Jones, Insurance Commissioner of the State of California, Betty T. Yee, Controller of the State of California, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an "insurer" for purposes of taxation despite acknowledging it is not an "insurer" under regulatory law. Under California law, "insurers" must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest, and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities (collectively, Related Actions). In March 2018, the Court overruled the Company's demurrer seeking to dismiss the complaint and denied the Company's motion to strike allegations seeking retroactive relief. In August 2018, the trial court stayed all the Related Actions pending determination of a writ of mandate by the California Court of Appeals in two of the Related Actions. In March 2019, the California Court of Appeals denied the writ of mandate. The defendants in those Related Actions sought review by the California Supreme Court, which declined to review the matter. Upon the return of the matter to the Los Angeles County Superior Court, motions for summary judgment were scheduled. Health Net California's motion for summary judgment was heard by the Court in March 2020. In March 2020, the Court granted Health Net California's motion for summary judgment. In September 2020, the plaintiff appealed the Court's decision. The Company intends to continue its vigorous defense against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on the Company's financial condition, results of operations, and cash flows.

Beginning in April 2021, several lawsuits have been filed against the Company and its subsidiaries, alleging that the defendants failed to prevent Health Net members' personal and health data from being exposed in connection with a data breach involving Accellion's File Transfer Appliance. The Company denies any wrongdoing and is seeking indemnification from Accellion for these claims. In December 2021, the plaintiffs in three of the pending actions filed a motion for preliminary approval of a settlement with the Company and its subsidiaries, which, if approved by the court, should resolve most or all of the pending litigation. In addition, claims related to these lawsuits are anticipated to be covered in part by the Company's insurance carrier. As a result, while these matters are subject to many uncertainties, the Company does not believe that an adverse outcome in these matters is likely to have a materially adverse impact on the Company's financial condition, results of operations, and cash flows.

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

The Company has reached no-fault agreements with the Attorney Generals, including Ohio, to resolve claims and/or allegations made by the states related to services previously provided by Envolve. As a result of the settlement, the Ohio Attorney General's litigation against the Company was dismissed. Additionally, the Company is in discussions to bring final resolution to similar concerns in other affected states. Consistent with those discussions, the Company recorded a reserve estimate of $1,250 million in the second quarter of 2021 related to this issue, inclusive of the above settlements and rebates that the Company determined in the course of the matter are payable across products. Additional claims, reviews, or investigations relating to the Company's historical PBM business across products may be brought by other states, the federal government, or shareholder litigants, and there is no guarantee the Company will have the ability to settle such claims with other states within the reserve estimate the Company has recorded and on other acceptable terms, or at all. This matter is subject to many uncertainties, and an adverse outcome in this matter could have an adverse impact on the Company's financial condition, results of operations, and cash flows.

19. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Year Ended December 31,
	2022	2021	2020

Earnings attributable to Centene Corporation	$1,202	$1,347	$1,808

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	575,191	582,832	570,722
Common stock equivalents (as determined by applying the treasury stock method)	6,849	7,684	8,413
Weighted average number of common shares and potential dilutive common shares outstanding	582,040	590,516	579,135

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$2.09	$2.31	$3.17
Diluted earnings per common share	$2.07	$2.28	$3.12

The calculation of diluted earnings per common share for 2022, 2021, and 2020 excludes the impact of 187 thousand shares, 44 thousand shares, and 398 thousand shares, respectively, related to anti-dilutive stock options and restricted stock units.

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

In early 2023, and in conjunction with the Company's updated strategic plan, executive leadership realignment, and corresponding 2023 divestitures, the Company has revised the way it manages the business, evaluates performance, and allocates resources, resulting in an updated segment structure comprised of (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. The Company will begin reporting under this new segment structure in 2023.

The Company does not report total assets by segment since this is not a metric used to allocate resources or evaluate segment performance.

As further discussed in Note 3. Acquisitions and Divestitures, as part of the Company's ongoing portfolio review various divestitures were pending or completed during the year ended December 31, 2022. The Spanish and Central European businesses were included in the Managed Care segment. The PANTHERx, Magellan Rx, Magellan Specialty Health, Centurion, and HealthSmart businesses were included in the Specialty Services segment.

Segment information for the year ended December 31, 2022, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$135,055	$9,492	$—	$144,547
Total revenues from internal customers	8	13,273	(13,281)	—
Total revenues	$135,063	$22,765	$(13,281)	$144,547
Earnings (loss) from operations	$1,913	$(595)	$—	$1,318

Segment information for the year ended December 31, 2021, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$120,119	$5,863	$—	$125,982
Total revenues from internal customers	6	12,789	(12,795)	—
Total revenues	$120,125	$18,652	$(12,795)	$125,982
Earnings (loss) from operations	$1,789	$(5)	$—	$1,784

Segment information for the year ended December 31, 2020, follows ($ in millions):

	Managed Care	Specialty Services	Eliminations	Consolidated Total
Total revenues from external customers	$106,862	$4,253	$—	$111,115
Total revenues from internal customers	5	10,741	(10,746)	—
Total revenues	$106,867	$14,994	$(10,746)	$111,115
Earnings from operations	$3,031	$51	$—	$3,082

21. Condensed Financial Information of Registrant

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In millions, except shares in thousands and per share data in dollars)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$12	$9
Short-term investments	—	1
Other current assets	6	738
Total current assets	18	748
Long-term investments	66	128
Investment in subsidiaries	42,306	45,117
Other long-term assets	422	271
Total assets	$42,812	$46,264
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Current liabilities	$534	$619
Current portion of long-term debt	69	14
Total current liabilities	603	633
Long-term debt	17,699	18,148
Other long-term liabilities	273	461
Total liabilities	18,575	19,242
Redeemable noncontrolling interest	56	82
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 607,847 issued and 550,754 outstanding at December 31, 2022, and 602,704 issued and 582,479 outstanding at December 31, 2021	1	1
Additional paid-in capital	20,060	19,672
Accumulated other comprehensive earnings (loss)	(1,132)	77
Retained earnings	9,341	8,139
Treasury stock, at cost (57,093 and 20,225 shares, respectively)	(4,213)	(1,094)
Total Centene stockholders' equity	24,057	26,795
Noncontrolling interest	124	145
Total stockholders' equity	24,181	26,940
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$42,812	$46,264

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In millions, except per share data in dollars)

	Year Ended December 31,
	2022	2021	2020
Expenses:
Selling, general and administrative expenses	$21	$9	$13
Contingent consideration	—	—	(1)
Legal settlement	33	1,116	—
Other income (expense):
Investment and other income	55	38	5
Gain on divestiture	13	118	104
Debt extinguishment	14	(125)	(61)
Interest expense	(643)	(641)	(723)
(Loss) before income taxes	(615)	(1,735)	(687)
Income tax benefit	(208)	(308)	(331)
Net (loss) before equity in subsidiaries	(407)	(1,427)	(356)
Equity in earnings from subsidiaries	1,609	2,763	2,150
Net earnings	1,202	1,336	1,794
Loss attributable to noncontrolling interests	—	11	14
Net earnings attributable to Centene Corporation	$1,202	$1,347	$1,808

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$2.09	$2.31	$3.17
Diluted earnings per common share	$2.07	$2.28	$3.12

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Dividends from subsidiaries, return on investment	$1,706	$2,194	$739
Payments for legal settlement	(282)	(298)	—
Other operating activities, net	(450)	(582)	(287)
Net cash provided by operating activities	974	1,314	452
Cash flows from investing activities:
Capital contributions to subsidiaries	(880)	(1,217)	(761)
Purchases of investments	(2)	(723)	(111)
Sales and maturities of investments	—	66	11
Dividends from subsidiaries, return of investment	10	241	87
Investments in acquisitions	(2,431)	(151)	(7,188)
Proceeds from divestitures	—	130	533
Intercompany activities	5,785	(1,709)	1,185
Other investing activities, net	3	—	(12)
Net cash (used in) provided by investing activities	2,485	(3,363)	(6,256)
Cash flows from financing activities:
Proceeds from common stock issuances	70	35	28
Proceeds from long-term debt	75	9,066	4,870
Payments and repurchases of long-term debt	(491)	(7,207)	(3,875)
Common stock repurchases	(3,096)	(297)	(626)
Payments for debt extinguishment	(14)	(157)	(81)
Debt issuance costs	—	(72)	(120)
Other financing activities, net	—	22	19
Net cash (used in) provided by financing activities	(3,456)	1,390	215
Net increase (decrease) in cash and cash equivalents	3	(659)	(5,589)
Cash and cash equivalents, beginning of period	9	668	6,257
Cash and cash equivalents, end of period	$12	$9	$668

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

Due to the Company's centralized cash management function, cash flows generated by its unrestricted subsidiaries are utilized by the parent company to the extent required, primarily to repay borrowings on the parent company's credit facilities, repurchase the parent company's common stock, make acquisitions, fund capital contributions to subsidiaries, and fund its operations.

Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Centene Corporation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Centene Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Centene Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2023, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

St. Louis, Missouri
February 21, 2023

Item 9B. Other Information

On February 20, 2023, in connection with the appointment of Kenneth Fasola as President of the Company and James E. Murray as Chief Operating Officer of the Company in December 2022, the Company entered into employment agreements with Messrs. Fasola and Murray.

Pursuant to the terms of Mr. Fasola's employment agreement, Mr. Fasola will receive (i) an annual base salary of $1,100,000, (ii) an annual cash incentive bonus target under the Centene Corporation Short-Term Executive Compensation Plan of 125% of base salary, (iii) long-term equity incentive awards under the Centene Corporation 2012 Stock Incentive Plan, as amended (the "2012 Plan") with amounts and terms determined by the Compensation Committee (with an aggregate grant date value of $6,025,000 for 2023), (iv) a one-time $1,000,000 cash award, and (v) cash severance upon a qualifying termination equal to annual base salary, a prorated annual bonus, and continued medical benefits at active employee rates for 12 months.

Pursuant to the terms of Mr. Murray's employment agreement, Mr. Murray will receive (i) an annual base salary of $750,000, (ii) an annual cash incentive bonus target under the Centene Corporation Short-Term Executive Compensation Plan of 100% of base salary, (iii) long-term equity incentive awards under the 2012 Plan with amounts and terms determined by the Compensation Committee (with an aggregate grant date value of $4,250,000 for 2023), and (iv) cash severance upon a qualifying termination equal to annual base salary, a prorated annual bonus, and continued medical benefits at active employee rates for 12 months.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2023 annual meeting of stockholders under "Proposal One: Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

(b) Information about our Executive Officers

Pursuant to General Instruction G(3) to Form 10-K and the Instruction to Item 401 of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."

Information concerning our executive officers' compliance with Section 16(a) of the Exchange Act will appear in our Proxy Statement for our 2023 annual meeting of stockholders under "Delinquent Section 16(a) Reports," if applicable.

(c) Corporate Governance

Information concerning certain corporate governance matters, including information concerning our audit committee financial expert and identification of our Audit and Compliance Committee, and our code of ethics will appear in our Proxy Statement for our 2023 annual meeting of stockholders under "Corporate Governance." These portions of our Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2023 Annual Meeting of Stockholders under "Executive Compensation." Information concerning Compensation and Talent Committee interlocks and insider participation will appear in the Proxy Statement for our 2023 Annual Meeting of Stockholders under "Compensation Committee Interlocks and Insider Participation." These portions of the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2023 annual meeting of stockholders under "Beneficial Stock Ownership" and "Equity Compensation Plan Information." These portions of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence, certain relationships, and related transactions will appear in our Proxy Statement for our 2023 annual meeting of stockholders under "Corporate Governance," "Independence of Directors," and "Related Party Transactions." These portions of our Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, St. Louis, MO. The Auditor Firm ID is 185.

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2023 annual meeting of stockholders under "Proposal Four: Ratification of Appointment of Independent Registered Public Accounting Firm." This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Financial Statements and Schedules

The following documents are filed under Item 8 of this report:

1.    Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Earnings (Loss) for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

2.    Financial Statement Schedules:

None.

3.    The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

EXHIBIT INDEX

				INCORPORATED BY REFERENCE
EXHIBIT NUMBER		DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
2.1		Agreement and Plan of Merger, dated as of March 26, 2019, by and among Centene Corporation, Wellington Merger Sub I, Inc., Wellington Merger Sub II, Inc., and WellCare Health Plans, Inc.		8-K	March 27, 2019	2.1

2.2	+	Agreement and Plan of Merger, dated as of January 4, 2021, by and among Centene Corporation, Mayflower Merger Sub, Inc. and Magellan Health, Inc.		8-K	January 4, 2021	2.1

3.1		Amended and Restated Certificate of Incorporation of Centene Corporation, dated September 27, 2022		8-K	September 30, 2022	3.1

3.2		Amended and Restated By-laws of Centene Corporation, effective September 27, 2022		8-K	September 30, 2022	3.2

4.1		Description of Securities of the Company	X

4.2		Indenture, dated as of December 6, 2019, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 4.25% Senior Notes due 2027 (including the Form of Global Note attached thereto)		8-K	December 6, 2019	4.2

4.3		Indenture, dated as of December 6, 2019, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 4.625% Senior Notes due 2029 (including the Form of Global Note attached thereto)		8-K	December 6, 2019	4.3

4.4		Indenture, dated as of February 13, 2020, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 3.375% Senior Notes due 2030 (including the Form of Global Note attached thereto)		8-K	February 13, 2020	4.1

4.5		Base Indenture, dated as of October 7, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	October 7, 2020	4.1

4.6		First Supplemental Indenture, dated as of October 7, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	October 7, 2020	4.2

4.7		Second Supplemental Indenture, dated as of February 17, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	February 17, 2021	4.2

4.8		Third Supplemental Indenture, dated as of July 1, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	July 1, 2021	4.2

4.9		Fourth Supplemental Indenture, dated as of August 12, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	August 12, 2021	4.4

10.1	*	2002 Employee Stock Purchase Plan, As Amended and Restated		10-Q	July 23, 2019	10.1

10.2	*	Amendment No.1 to the 2002 Employee Stock Purchase Plan, As Amended and Restated		S-8	May 22, 2020	4.2

10.3	*	Centene Corporation 2012 Stock Incentive Plan, as amended		8-K	April 30, 2021	10.1

10.4	*	Amended and Restated Non-Employee Directors Deferred Stock Compensation Plan		10-Q	July 28, 2015	10.1

10.5	*	Amended and Restated Voluntary Nonqualified Deferred Compensation Plan	X

10.6	*	Centene Corporation 2007 Long-Term Incentive Plan, as Amended		10-K	February 22, 2021	10.6

10.7	*	Centene Corporation Short-Term Executive Compensation Plan		10-K	February 22, 2011	10.12

10.8	*	Executive Employment Agreement between Centene Corporation and Michael F. Neidorff, dated November 8, 2004		8-K	November 9, 2004	10.1

10.8a	*	Amendment No. 1 of Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	October 28, 2008	10.2

10.8b	*	Amendment No. 2 of Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	April 28, 2009	10.2

10.8c	*	Amendment No. 3 of Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-Q	October 23, 2012	10.2

10.8d	*	Amendment No. 4 of Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		8-K	May 16, 2013	10.1

10.8e	*	Amendment No. 5 of Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		8-K	December 14, 2016	10.1

10.8f	*	Amendment No. 6 of Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		8-K	February 4, 2019	10.1

10.8g	*	Amendment No 7. of Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-K	February 22, 2022	10.8g

10.8h	*	Amendment No.8 of Executive Employment Agreement between Centene Corporation and Michael F. Neidorff		10-K	February 22, 2022	10.8h

10.9	*	Form of Executive Severance and Change in Control Agreement		10-Q	October 28, 2008	10.3

10.9a	*	Amendment No. 1 of Form of Executive Severance and Change in Control Agreement		10-Q	October 23, 2012	10.3

10.9b	*	Amendment No. 2 of Form of Executive Severance and Change in Control Agreement		10-Q	April 28, 2015	10.1

10.10	*	Form of Non-statutory Stock Option Agreement (Employees)		10-Q	October 28, 2008	10.5

10.11	*	Form of Non-statutory Stock Option Agreement (Employees) #2		10-K	February 22, 2021	10.11

10.12	*	Form of Non-statutory Stock Option Agreement (Employees) #3		10-K	February 22, 2022	10.12

10.13	*	Form of Non-statutory Stock Option Agreement (Directors)	X

10.14	*	Form of Restricted Stock Agreement (Directors)	X

10.15	*	Form of Restricted Stock Unit Agreement #1		10-K	February 21, 2017	10.20

10.16	*	Form of Restricted Stock Unit Agreement #2		8-K	December 21, 2020	10.1

10.17	*	Form of Performance Based Restricted Stock Unit Agreement #1		10-K	February 21, 2017	10.23

10.18	*	Form of Performance Based Restricted Stock Unit Agreement #2		8-K	December 21, 2020	10.2

10.19	*	Form of Long-Term Incentive Plan Agreement		8-K	December 21, 2020	10.3

10.20		Fourth Amended and Restated Credit Agreement, dated as of August 16, 2021, among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other parties thereto		8-K	August 18, 2021	1.1

10.21		Cooperation Agreement between Centene Corporation and Politan Capital Management LP, dated December 14, 2021		8-K	December 14, 2021	10.1

10.22	*	Executive Employment Agreement between Centene Corporation and Sarah M. London, dated April 27, 2022		10-Q	July 26, 2022	10.1

10.22a	*	Amendment of Executive Employment Agreement between Centene Corporation and Sarah M. London, dated February 20, 2023	X

10.23	*	Executive Employment Agreement between Centene Corporation and Andrew Asher, dated April 28, 2022		10-Q	July 26, 2022	10.3

10.23a	*	Amendment of Executive Employment Agreement between Centene Corporation and Andrew Asher, dated February 20, 2023	X

10.24	*	Executive Employment Agreement between Centene Corporation and Kenneth Fasola, dated February 20, 2023	X

10.25	*	Executive Employment Agreement between Centene Corporation and James E. Murray, dated February 20, 2023	X

10.26	*	Executive Employment Agreement between Centene Corporation and Brent Layton, dated April 27, 2022		10-Q	July 26, 2022	10.2

10.26a	*	Amendment of Executive Employment Agreement between Centene Corporation and Brent Layton dated December 13, 2022		8-K	December 14, 2022	10.1

10.27	*	Transition Services Agreement between Centene Corporation and Kenneth Burdick, dated February 21, 2020		10-K	February 22, 2021	10.25

10.28	*	Transition Agreement between Centene Corporation and Jesse Hunter, dated October 26, 2021		10-K	February 22, 2022	10.30

10.29	*	Magellan Health, Inc. 2016 Management Incentive Plan, effective as of May 18, 2016		DEF14A1	April 8, 2016	A

10.30	*	Magellan Health Services, Inc. 2011 Management Incentive Plan, effective as of May 18, 2011		DEF14A1	April 8, 2011	A

10.31	*	Executive Officer Cash Severance Policy	X

21		List of subsidiaries	X

23
Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-8 (File Numbers 333-261993, 333-255735, 333-238597, 333-236036, 333-217634, 333-210376, 333-197737, 333-180976, 333-108467, and 333-90976) and on Form S-3 (File Number 333-238050)
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

101
The following materials from the Centene Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Earnings (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.
X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

1 SEC File No. 001-06639
+ Schedules (as similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K.
 * Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 21, 2023.

CENTENE CORPORATION

By:	/s/ SARAH M. LONDON
Sarah M. London Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 21, 2023.

Signature	Title

/s/ Sarah M. London	Chief Executive Officer (principal executive officer)
Sarah M. London

/s/ Andrew L. Asher	Executive Vice President, Chief Financial Officer (principal financial officer)
Andrew L. Asher

/s/ Katie N. Casso	Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Katie N. Casso

/s/ Orlando Ayala	Director
Orlando Ayala

/s/ Jessica L. Blume	Director
Jessica L. Blume

/s/ Kenneth A. Burdick	Director
Kenneth A. Burdick

/s/ Christopher J. Coughlin	Director
Christopher J. Coughlin

/s/ H. James Dallas	Director
H. James Dallas

/s/ Wayne S. DeVeydt	Director
Wayne S. DeVeydt

/s/ Fred H. Eppinger	Director
Fred H. Eppinger

/s/ Monte E. Ford	Director
Monte E. Ford

/s/ Richard A. Gephardt	Director
Richard A. Gephardt

/s/ Lori J. Robinson	Director
Lori J. Robinson

/s/ Theodore R. Samuels	Director
Theodore R. Samuels

/s/ William L. Trubeck	Director
William L. Trubeck