Form 10-Q
period 2023-03-31
CENTENE CORP
filed 2023-04-25
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to the previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of April 21, 2023, the registrant had 548,769,258 shares of common stock outstanding.

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
•our ability to manage our information systems effectively;
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
i

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
•any changes in expected closing dates, estimated purchase price, or accretion for acquisitions or dispositions;
•restrictions and limitations in connection with our indebtedness;
•a downgrade of the credit rating of our indebtedness;
•the availability of debt and equity financing on terms that are favorable to us; and
•foreign currency fluctuations.

This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain other factors that may affect our business operations, financial condition, and results of operations, in our filings with the Securities and Exchange Commission (SEC), including our annual report on Form 10-K, other quarterly reports on Form 10-Q and current reports on Form 8-K. Due to these important factors and risks, we cannot give assurances with respect to our future performance, including without limitation our ability to maintain adequate premium levels or our ability to control our future medical and selling, general and administrative costs.

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

The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended March 31,
	2023	2022

GAAP net earnings attributable to Centene	$1,130	$849
Amortization of acquired intangible assets	183	199
Acquisition and divestiture related expenses	23	97
Other adjustments (1)	(53)	2
Income tax effects of adjustments (2)	(114)	(67)
Adjusted net earnings	$1,169	$1,080

GAAP diluted earnings per share (EPS) attributable to Centene	$2.04	$1.44
Amortization of acquired intangible assets	0.33	0.34
Acquisition and divestiture related expenses	0.04	0.16
Other adjustments (1)	(0.09)	—
Income tax effects of adjustments (2)	(0.21)	(0.11)
Adjusted diluted EPS	$2.11	$1.83
(1) Other adjustments include the following pre-tax items:
2023:
(a) Magellan Specialty Health divestiture gain of $79 million, or $0.14 per share ($0.12 after-tax) and real estate impairments of $26 million, or $0.05 per share ($0.04 after-tax).

2022:
(b) Costs related to the PBM legal settlement of $2 million, or $0.00 per share ($0.00 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. In addition, the three months ended March 31, 2023, includes a one-time income tax benefit of $69 million, or $0.13 per share, resulting from the distribution of long-term stock awards to the estate of the Company's former CEO.

	Three Months Ended March 31,
	2023	2022

GAAP selling, general and administrative expenses	$3,011	$2,745
Less:
Acquisition and divestiture related expenses	23	99
Costs related to the PBM legal settlement	—	2
Real estate optimization	6	—
Adjusted selling, general and administrative expenses	$2,982	$2,644

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,853	$12,074
Premium and trade receivables	15,210	13,272
Short-term investments	2,135	2,321
Other current assets	1,811	2,461
Total current assets	35,009	30,128
Long-term investments	15,833	14,684
Restricted deposits	1,313	1,217
Property, software and equipment, net	2,478	2,432
Goodwill	18,836	18,812
Intangible assets, net	6,730	6,911
Other long-term assets	2,783	2,686
Total assets	$82,982	$76,870
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liability	$17,504	$16,745
Accounts payable and accrued expenses	10,781	9,525
Return of premium payable	2,077	1,634
Unearned revenue	2,398	478
Current portion of long-term debt	97	82
Total current liabilities	32,857	28,464
Long-term debt	18,223	17,938
Deferred tax liability	522	615
Other long-term liabilities	6,194	5,616
Total liabilities	57,796	52,633
Commitments and contingencies
Redeemable noncontrolling interests	20	56
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 614,355 issued and 551,714 outstanding at March 31, 2023, and 607,847 issued and 550,754 outstanding at December 31, 2022	1	1
Additional paid-in capital	20,121	20,060
Accumulated other comprehensive earnings (loss)	(915)	(1,132)
Retained earnings	10,471	9,341
Treasury stock, at cost (62,641 and 57,093 shares, respectively)	(4,636)	(4,213)
Total Centene stockholders' equity	25,042	24,057
Nonredeemable noncontrolling interest	124	124
Total stockholders' equity	25,166	24,181
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$82,982	$76,870

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Premium	$33,825	$31,889
Service	1,127	2,343
Premium and service revenues	34,952	34,232
Premium tax	3,937	2,953
Total revenues	38,889	37,185
Expenses:
Medical costs	29,434	27,838
Cost of services	870	1,988
Selling, general and administrative expenses	3,011	2,745
Depreciation expense	142	156
Amortization of acquired intangible assets	183	199
Premium tax expense	4,011	3,006
Impairment	20	—
Total operating expenses	37,671	35,932
Earnings from operations	1,218	1,253
Other income (expense):
Investment and other income	353	52
Debt extinguishment	—	3
Interest expense	(180)	(160)
Earnings before income tax	1,391	1,148
Income tax expense	261	296
Net earnings	1,130	852
(Earnings) loss attributable to noncontrolling interests	—	(3)
Net earnings attributable to Centene Corporation	$1,130	$849

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$2.05	$1.46
Diluted earnings per common share	$2.04	$1.44

Weighted average number of common shares outstanding:
Basic	550,779	583,230
Diluted	553,845	590,658

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net earnings	$1,130	$852
Change in unrealized gain (loss) on investments	253	(715)
Change in unrealized gain (loss) on investments, tax effect	(61)	171
Change in unrealized gain (loss) on investments, net of tax	192	(544)
Reclassification adjustment, net of tax	2	2
Foreign currency translation adjustments, net of tax	23	(20)
Other comprehensive earnings (loss)	217	(562)
Comprehensive earnings	1,347	290
Comprehensive (earnings) loss attributable to noncontrolling interests	—	(3)
Comprehensive earnings attributable to Centene Corporation	$1,347	$287

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)
Three Months Ended March 31, 2023

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2022	607,847	$1	$20,060	$(1,132)	$9,341	57,093	$(4,213)	$124	$24,181
Net earnings	—	—	—	—	1,130	—	—	—	1,130
Other comprehensive earnings, net of $61 tax	—	—	—	217	—	—	—	—	217
Common stock issued for employee benefit plans	6,508	—	12	—	—	—	—	—	12
Common stock repurchases	—	—	—	—	—	5,548	(423)	—	(423)
Stock compensation expense	—	—	61	—	—	—	—	—	61
Purchase of redeemable noncontrolling interest	—	—	(12)	—	—	—	—	—	(12)
Balance, March 31, 2023	614,355	$1	$20,121	$(915)	$10,471	62,641	$(4,636)	$124	$25,166

Three Months Ended March 31, 2022

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2021	602,704	$1	$19,672	$77	$8,139	20,225	$(1,094)	$145	$26,940
Net earnings (loss)	—	—	—	—	849	—	—	(1)	848
Other comprehensive loss, net of $(171) tax	—	—	—	(562)	—	—	—	—	(562)
Common stock issued for employee benefit plans	3,221	—	28	—	—	—	—	—	28
Fair value of unvested equity awards in connection with acquisition	—	—	60	—	—	—	—	—	60
Common stock repurchases	—	—	—	—	—	846	(71)	—	(71)
Stock compensation expense	—	—	70	—	—	—	—	—	70
Balance, March 31, 2022	605,925	$1	$19,830	$(485)	$8,988	21,071	$(1,165)	$144	$27,313

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$1,130	$852
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	346	390
Stock compensation expense	61	70
Impairment	20	—
(Gain) loss on debt extinguishment	—	(3)
Deferred income taxes	(159)	12
(Gain) on divestiture	(79)	—
Other adjustments, net	7	22
Changes in assets and liabilities
Premium and trade receivables	(1,938)	(3,099)
Other assets	(315)	(299)
Medical claims liabilities	759	1,767
Unearned revenue	1,919	81
Accounts payable and accrued expenses	1,548	957
Other long-term liabilities	970	401
Net cash provided by operating activities	4,269	1,151
Cash flows from investing activities:
Capital expenditures	(225)	(242)
Purchases of investments	(1,619)	(1,700)
Sales and maturities of investments	1,148	1,047
Acquisitions, net of cash acquired	—	(1,504)
Divestiture proceeds, net of divested cash	443	—
Other investing activities, net	—	(2)
Net cash (used in) investing activities	(253)	(2,401)
Cash flows from financing activities:
Proceeds from long-term debt	287	100
Payments and repurchases of long-term debt	—	(526)
Common stock repurchases	(423)	(71)
Proceeds from common stock issuances	—	27
Payments for debt extinguishment	—	(27)
Purchase of noncontrolling interest	(58)	—
Other financing activities, net	11	(1)
Net cash (used in) financing activities	(183)	(498)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2	33
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	3,835	(1,715)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	12,330	13,214
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$16,165	$11,499
Supplemental disclosures of cash flow information:
Interest paid	$144	$139
Income taxes paid	$11	$11

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	March 31,
	2023	2022
Cash and cash equivalents	$15,853	$11,237
Restricted cash and cash equivalents, included in restricted deposits	312	262
Total cash, cash equivalents, and restricted cash and cash equivalents	$16,165	$11,499

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Operations

Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements included in the Form 10-K for the fiscal year ended December 31, 2022. The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the December 31, 2022 audited financial statements have been omitted from these interim financial statements, where appropriate. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2022 amounts in the consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2023 presentation, including reclassifications related to the Company's new segment reporting structure as outlined below. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

Segment Reporting

In the first quarter of 2023, and in conjunction with the Company's updated strategic plan, executive leadership realignment, and corresponding 2023 divestitures, the Company has revised the way it manages the business, evaluates performance, and allocates resources, resulting in an updated segment structure comprised of (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment, and (4) an Other segment.

The Medicaid, Medicare, and Commercial segments represent the government-sponsored or subsidized programs under which the Company offers managed healthcare services. Specifically, the Medicaid segment includes the Temporary Assistance for Needy Families (TANF) program, Medicaid Expansion programs, the Aged, Blind, or Disabled (ABD) program, the Children's Health Insurance Program (CHIP), Long-Term Services and Supports (LTSS), Foster Care, Medicare-Medicaid Plans (MMP), which cover beneficiaries who are dually eligible for Medicaid and Medicare, and other state-based programs. The Medicare segment includes Medicare Advantage, Medicare Supplement, Dual Eligible Special Needs Plans (D-SNPs), and Medicare Prescription Drug Plans (PDPs), also known as Medicare Part D. The Commercial segment includes the Health Insurance Marketplace along with individual, small group, and large group commercial healthcare products. The Other segment includes the Company's pharmacy operations, vision and dental services, clinical healthcare, behavioral health, international operations, and corporate management companies, among others.

Accounting Guidance Not Yet Adopted

The Company has determined that there are no recently issued accounting pronouncements that will have a material impact on its consolidated financial position, results of operations, or cash flows.

2. Acquisitions and Divestitures

On January 5, 2023, the Company completed the divestiture of HealthSmart, its third-party health plan administration business.

On January 10, 2023, the Company signed and closed on a definitive agreement to divest Centurion, its prison healthcare business. During 2022, the Company recorded impairment charges related to goodwill and other current assets associated with the pending divestitures. The Company could receive up to an additional $35 million in cash based on the reprocurements of certain Centurion contracts. The Company will recognize the appropriate amount of contingent consideration related to the additional $35 million when realized or realizable.

On January 20, 2023, the Company completed the divestiture of Magellan Specialty Health for approximately $646 million in cash and stock, including an estimated working capital adjustment and recognized a pre-tax gain of $79 million. The stock consideration was subsequently sold in April 2023 for cash proceeds of $245 million. The Company could also receive up to an additional $150 million in cash and stock in 2024 based on certain 2023 performance metrics. The Company will recognize the appropriate amount of contingent consideration related to the additional $150 million when realized or realizable.

3. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	March 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$489	$—	$(12)	$477	$695	$—	$(16)	$679
Corporate securities	10,523	32	(668)	9,887	10,127	12	(778)	9,361
Restricted certificates of deposit	4	—	—	4	4	—	—	4
Restricted cash equivalents	312	—	—	312	256	—	—	256
Short-term time deposits	198	—	—	198	204	—	—	204
Municipal securities	4,131	15	(213)	3,933	4,055	6	(280)	3,781
Asset-backed securities	1,492	2	(57)	1,437	1,396	—	(70)	1,326
Residential mortgage-backed securities	1,187	4	(105)	1,086	1,165	2	(121)	1,046
Commercial mortgage-backed securities	1,067	1	(87)	981	961	—	(99)	862
Equity securities (1)	250	—	—	250	5	—	—	5
Private equity investments	540	—	—	540	529	—	—	529
Life insurance contracts	176	—	—	176	169	—	—	169
Total	$20,369	$54	$(1,142)	$19,281	$19,566	$20	$(1,364)	$18,222

(1) Investments in equity securities as of March 31, 2023 primarily consisted of shares received as part of the Magellan Specialty Health divestiture consideration. These shares were subsequently sold in April 2023.

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with the focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of March 31, 2023, 99% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At March 31, 2023, the Company held certificates of deposit, equity securities, private equity investments, and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $141 million and $132 million at March 31, 2023 and December 31, 2022, respectively, and is included in other current assets on the Consolidated Balance Sheets.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association, or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AAA and a weighted average duration of 4 years at March 31, 2023.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	March 31, 2023				December 31, 2022
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(2)	$249	$(10)	$170	$(5)	$342	$(11)	$184
Corporate securities	(72)	2,755	(596)	5,683	(340)	5,368	(438)	3,400
Municipal securities	(18)	1,161	(195)	1,945	(142)	2,437	(138)	995
Asset-backed securities	(5)	310	(52)	928	(29)	786	(41)	486
Residential mortgage-backed securities	(10)	319	(95)	652	(55)	629	(66)	352
Commercial mortgage-backed securities	(8)	188	(79)	697	(49)	513	(50)	330
Total	$(115)	$4,982	$(1,027)	$10,075	$(620)	$10,075	$(744)	$5,747

As of March 31, 2023, the gross unrealized losses were generated from 6,109 positions out of a total of 6,936 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	March 31, 2023				December 31, 2022
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,011	$1,981	$570	$569	$2,207	$2,179	$534	$532
One year through five years	8,008	7,556	546	518	7,651	7,147	524	490
Five years through ten years	4,131	3,821	245	224	4,066	3,613	224	195
Greater than ten years	144	140	2	2	135	129	—	—
Asset-backed securities	3,746	3,504	—	—	3,522	3,234	—	—
Total	$18,040	$17,002	$1,363	$1,313	$17,581	$16,302	$1,282	$1,217

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

The following table summarizes fair value measurements by level at March 31, 2023, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$15,853	$—	$—	$15,853
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$156	$—	$—	$156
Corporate securities	—	9,853	—	9,853
Municipal securities	—	3,291	—	3,291
Short-term time deposits	—	198	—	198
Asset-backed securities	—	1,437	—	1,437
Residential mortgage-backed securities	—	1,086	—	1,086
Commercial mortgage-backed securities	—	981	—	981
Equity securities	248	2	—	250
Total investments	$404	$16,848	$—	$17,252
Restricted deposits:
Cash and cash equivalents	$312	$—	$—	$312
U.S. Treasury securities and obligations of U.S. government corporations and agencies	321	—	—	321
Corporate securities	—	34	—	34
Certificates of deposit	—	4	—	4
Municipal securities	—	642	—	642
Total restricted deposits	$633	$680	$—	$1,313
Total assets at fair value	$16,890	$17,528	$—	$34,418

The following table summarizes fair value measurements by level at December 31, 2022, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$12,074	$—	$—	$12,074
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$366	$5	$—	$371
Corporate securities	—	9,328	—	9,328
Municipal securities	—	3,165	—	3,165
Short-term time deposits	—	204	—	204
Asset backed securities	—	1,326	—	1,326
Residential mortgage backed securities	—	1,046	—	1,046
Commercial mortgage backed securities	—	862	—	862
Equity securities	3	2	—	5
Total investments	$369	$15,938	$—	$16,307
Restricted deposits:
Cash and cash equivalents	$256	$—	$—	$256
U.S. Treasury securities and obligations of U.S. government corporations and agencies	308	—	—	308
Corporate securities	—	33	—	33
Certificates of deposit	—	4	—	4
Municipal securities	—	616	—	616
Total restricted deposits	$564	$653	$—	$1,217
Total assets at fair value	$13,007	$16,591	$—	$29,598

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $716 million and $698 million as of March 31, 2023 and December 31, 2022, respectively.

5. Goodwill and Intangible Assets

As discussed in Note 1. Organization and Operations, in 2023 the Company updated its segment structure. Prior year information has been adjusted to reflect the change in segment reporting.

The following table summarizes the changes in goodwill by operating segment ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, December 31, 2021	$10,194	$1,592	$5,424	$2,561	$19,771
Acquisition and purchase accounting adjustments	—	—	—	1,077	1,077
Divestitures	—	—	—	(1,533)	(1,533)
Reallocation	4	—	—	(4)	—
Impairments	—	—	—	(370)	(370)
Translation impact	—	—	—	(133)	(133)
Balance, December 31, 2022	$10,198	$1,592	$5,424	$1,598	$18,812
Translation impact	—	—	—	24	24
Balance, March 31, 2023	$10,198	$1,592	$5,424	$1,622	$18,836

6. Medical Claims Liability

As discussed in Note 1. Organization and Operations, in 2023 the Company updated its segment structure. Prior year information has been adjusted to reflect the change in segment reporting.

The following table summarizes the change in medical claims liability for the three months ended March 31, 2023 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2023	$11,253	$3,431	$1,921	$140	$16,745
Less: Reinsurance recoverable	7	—	19	—	26
Balance, January 1, 2023, net	11,246	3,431	1,902	140	16,719
Incurred related to:
Current year	20,813	5,163	4,177	418	30,571
Prior years	(803)	(155)	(172)	(7)	(1,137)
Total incurred	20,010	5,008	4,005	411	29,434
Paid related to:
Current year	12,679	2,988	2,541	294	18,502
Prior years	6,834	2,145	1,063	132	10,174
Total paid	19,513	5,133	3,604	426	28,676
Balance, March 31, 2023, net	11,743	3,306	2,303	125	17,477
Plus: Reinsurance recoverable	9	—	18	—	27
Balance, March 31, 2023	$11,752	$3,306	$2,321	$125	$17,504

The following table summarizes the change in medical claims liability for the three months ended March 31, 2022 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2022	$9,845	$2,286	$2,014	$98	$14,243
Less: Reinsurance recoverable	23	—	—	—	23
Balance, January 1, 2022, net	9,822	2,286	2,014	98	14,220
Acquisitions	—	—	—	249	249
Incurred related to:
Current year	19,289	5,098	3,423	751	28,561
Prior years	(514)	(52)	(149)	(8)	(723)
Total incurred	18,775	5,046	3,274	743	27,838
Paid related to:
Current year	12,022	2,674	2,012	690	17,398
Prior years	5,643	1,624	1,319	76	8,662
Total paid	17,665	4,298	3,331	766	26,060
Balance, March 31, 2022, net	10,932	3,034	1,957	324	16,247
Plus: Reinsurance recoverable	12	—	—	—	12
Balance, March 31, 2022	$10,944	$3,034	$1,957	$324	$16,259

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum health benefits ratio (HBR) and other return of premium programs, the Company recorded $159 million and $67 million as a reduction to premium revenue in the three months ended March 31, 2023 and 2022, respectively.

Incurred but not reported (IBNR) plus expected development on reported claims as of March 31, 2023 was $11,271 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, and other relevant factors.

7. Affordable Care Act

The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual medical loss ratio (MLR) and cost sharing reductions.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	March 31, 2023	December 31, 2022
Risk adjustment receivable	$887	$838
Risk adjustment payable	(1,556)	(780)
Minimum medical loss ratio	(176)	(103)
Cost sharing reduction payable	(89)	(99)

8. Debt

Debt consists of the following ($ in millions):

	March 31, 2023	December 31, 2022
$2,500 million 4.25% Senior Notes due December 15, 2027	$2,393	$2,393
$2,300 million 2.45% Senior Notes due July 15, 2028	2,303	2,303
$3,500 million 4.625% Senior Notes due December 15, 2029	3,277	3,277
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes due March 1, 2031	2,200	2,200
$1,300 million 2.625% Senior Notes due August 1, 2031	1,300	1,300
Total senior notes	15,673	15,673
Term loan facility	2,169	2,183
Revolving credit agreement	359	58
Finance leases and other	260	253
Debt issuance costs	(141)	(147)
Total debt	18,320	18,020
Less: current portion	(97)	(82)
Long-term debt	$18,223	$17,938

Of the Company's total debt, approximately 12% is variable rate debt. Approximately 11% uses the London Interbank Offered Rate (LIBOR) as a reference rate pursuant to the terms of the Company Credit Facility and approximately 1% uses the Sterling Overnight Index Average (SONIA) as a reference rate. The debt agreements that may be impacted by the discontinuation of LIBOR have provisions included that are sufficient for the Company to transition from the existing LIBOR rates to the prevailing successor market rates as necessary. The document governing the Company Credit Facility includes provisions to convert from LIBOR to the Secured Overnight Financing Rate (SOFR) at the time LIBOR ceases to be published.

9. Leases

The following table sets forth the right-of-use (ROU) assets and lease liabilities ($ in millions):

	March 31, 2023	December 31, 2022
Assets
ROU assets (recorded within other long-term assets)	$2,578	$2,554

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$177	$180
Long-term (recorded within other long-term liabilities)	3,144	3,133
Total lease liabilities	$3,321	$3,313

As of March 31, 2023, the weighted average remaining lease term for the Company was 20.5 years. The average remaining lease term of the Circle Health portfolio is 27.0 years. Excluding Circle Health, the company's portfolio average remaining lease term is 8.5 years. The lease liabilities as of March 31, 2023 reflect a weighted average discount rate of 5.7%.

10. Stockholders' Equity

The Company's Board of Directors has authorized a stock repurchase program of the Company's common stock from time to time on the open market or through privately negotiated transactions. In 2022, the Company's Board of Directors authorized increases under the program including $3,000 million in June 2022 and an additional $2,000 million in December 2022. With these increases, the Company is authorized to repurchase up to $6,000 million, inclusive of past authorizations. As of March 31, 2023, the Company had a remaining amount of $2,429 million available under the Company's stock repurchase program. In April 2023, the Company repurchased an additional 3 million shares for $200 million.

The following represents the Company's share repurchase activity ($ in millions, shares in thousands):

	Three Months Ended March 31,
	2023		2022
	Shares	Cost	Shares	Cost
Share buybacks	4,852	$377	—	$—
Income tax withholding	696	46	846	71
Total share repurchases	5,548	$423	846	$71

Shares repurchased for income tax withholding are shares withheld in connection with employee stock plans to meet applicable tax withholding requirements. These shares are typically included in the Company's treasury stock.

11. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended March 31,
	2023	2022

Earnings attributable to Centene Corporation	$1,130	$849

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	550,779	583,230
Common stock equivalents (as determined by applying the treasury stock method) (1)	3,066	7,428
Weighted average number of common shares and potential dilutive common shares outstanding	553,845	590,658

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$2.05	$1.46
Diluted earnings per common share	$2.04	$1.44

(1) The reduction in common stock equivalents is primarily driven by the distribution of long-term stock awards to the estate of the Company's former CEO during the first quarter of 2023, which were fully dilutive prior to their distribution.

The calculation of diluted earnings per common share for the three months ended March 31, 2023 and 2022 excludes 1,606 thousand shares and 923 thousand shares, respectively, related to anti-dilutive stock options, restricted stock, and restricted stock units.

12. Segment Information

In early 2023, and in conjunction with the Company's updated strategic plan, executive leadership realignment, and corresponding 2023 divestitures, the Company has revised the way it manages the business, evaluates performance, and allocates resources, resulting in an updated segment structure comprised of (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. Prior year information has been adjusted to reflect the change in segment reporting.

The Medicaid, Medicare, and Commercial segments represent the government-sponsored or subsidized programs under which the Company offers managed healthcare services. The Other segment includes the Company's pharmacy operations, vision and dental services, clinical healthcare, behavioral health, international operations, and corporate management companies, among others.

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

Segment information for the three months ended March 31, 2023, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$22,227	$5,876	$5,252	$470	$33,825
Service	—	—	—	1,127	1,127
Premium and service revenues	22,227	5,876	5,252	1,597	34,952
Premium tax	3,937	—	—	—	3,937
Total external revenues	26,164	5,876	5,252	1,597	38,889
Internal revenues	—	—	—	3,867	3,867
Eliminations	—	—	—	(3,867)	(3,867)
Total revenues	$26,164	$5,876	$5,252	$1,597	$38,889

Medical costs	$20,010	$5,008	$4,005	$411	$29,434

Cost of services	$—	$—	$—	$870	$870

Gross margin (1)	$2,217	$868	$1,247	$316	$4,648

(1) Gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the three months ended March 31, 2022, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$21,121	$5,757	$4,132	$879	$31,889
Service	—	—	—	2,343	2,343
Premium and service revenues	21,121	5,757	4,132	3,222	34,232
Premium tax	2,953	—	—	—	2,953
Total external revenues	24,074	5,757	4,132	3,222	37,185
Internal revenues	—	—	—	6,450	6,450
Eliminations	—	—	—	(6,450)	(6,450)
Total revenues	$24,074	$5,757	$4,132	$3,222	$37,185

Medical costs	$18,775	$5,046	$3,274	$743	$27,838

Cost of services	$—	$—	$—	$1,988	$1,988

Gross margin (1)	$2,346	$711	$858	$491	$4,406

(1) Gross margin represents premium and service revenues less medical costs and cost of services.

13. Contingencies

Overview

The Company is routinely subjected to legal and regulatory proceedings in the normal course of business. These matters can include, without limitation:

•periodic compliance and other reviews and investigations by various federal and state regulatory agencies with respect to requirements applicable to the Company's business, including, without limitation, those related to payment of out-of-network claims, submissions to the Centers for Medicare and Medicaid Services (CMS) related to risk adjustment payments, or the False Claims Act, the calculation of minimum MLR and rebates related thereto, submissions to state agencies related to payments or state false claims acts, pre-authorization penalties, timely review of grievances and appeals, timely and accurate payment of claims, cybersecurity issues, including those related to the Company's or the Company's third party vendors' information systems, and the Health Insurance Portability and Accountability Act of 1996 and other federal and state fraud, waste and abuse laws;

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

As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material, except for the reserve estimate as described below with respect to claims or potential claims involving services provided by Envolve Pharmacy Solutions, Inc. (Envolve), as the Company's pharmacy benefits management (PBM) subsidiary. It is possible that in a particular quarter or annual period the Company's financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including as described below. Except for the discussion below, the Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow, or liquidity.

California

On October 20, 2015, the Company's California subsidiary, Health Net of California, Inc. (Health Net California), was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, Dave Jones, Insurance Commissioner of the State of California, Betty T. Yee, Controller of the State of California, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an "insurer" for purposes of taxation despite acknowledging it is not an "insurer" under regulatory law. Under California law, "insurers" must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities (collectively, Related Actions). In March 2018, the Court overruled the Company's demurrer seeking to dismiss the complaint and denied the Company's motion to strike allegations seeking retroactive relief. In August 2018, the trial court stayed all the Related Actions pending determination of a writ of mandate by the California Court of Appeals in two of the Related Actions. In March 2019, the California Court of Appeals denied the writ of mandate. The defendants in those Related Actions sought review by the California Supreme Court, which declined to review the matter. Upon the return of the matter to the Los Angeles County Superior Court, motions for summary judgment were scheduled. Health Net California's motion for summary judgment was heard by the Court in March 2020. In March 2020, the Court granted Health Net California's motion for summary judgment. In September 2020, the plaintiff appealed the Court's decision. The Company intends to continue its vigorous defense against these claims; however, this matter is subject to many uncertainties, and an adverse outcome in this matter could potentially have a materially adverse impact on the Company's financial condition, results of operations and cash flows.

Beginning in April 2021, several lawsuits have been filed against the Company and its subsidiaries, alleging that the defendants failed to prevent Health Net members' personal and health data from being exposed in connection with a data breach involving Accellion's File Transfer Appliance. The Company denies any wrongdoing, and at a mediation in September 2021, the Company reached a settlement with plaintiffs in three of the pending class actions which, if approved by court, should resolve most or all of the pending litigation related to this matter. In addition, claims related to these lawsuits are anticipated to be covered in part by the Company's insurance carrier. As a result, while these matters are subject to many uncertainties, the Company does not believe that an adverse outcome in these matters is likely to have a materially adverse impact on the Company's financial condition, results of operations and cash flows.

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

The Company has reached no-fault agreements with the Attorneys General, including Ohio, to resolve claims and/or allegations made by the states related to services previously provided by Envolve. As a result of the settlement, the Ohio Attorney General's litigation against the Company was dismissed. Additionally, the Company is in discussions to bring final resolution to similar concerns in other affected states. Consistent with those discussions, the Company recorded a reserve estimate of $1,250 million in the second quarter of 2021 related to this issue, inclusive of the above settlements and rebates that the Company determined in the course of the matter are payable across products. Additional claims, reviews or investigations relating to the Company's historical PBM business across products may be brought by other states, the federal government, or shareholder litigants, and there is no guarantee the Company will have the ability to settle such claims with other states within the reserve estimate the Company has recorded and on other acceptable terms, or at all. This matter is subject to many uncertainties, and an adverse outcome in this matter could have an adverse impact on the Company's financial condition, results of operations and cash flows.

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

Value Creation Plan

We established our Value Creation Plan to drive margin expansion by leveraging our scale and generating sustainable, profitable growth. In addition to creating shareholder value, this plan is an ongoing effort to modernize and improve how we work in order to propel our organization to new levels of success and elevate the member and provider experiences. During the first quarter of 2023, we completed the following key milestones in our Value Creation Plan:

•Completed the divestitures of Magellan Specialty Health, Centurion, our prison healthcare business, and HealthSmart, our third-party health plan administration business.

•Completed $377 million of common stock repurchases in the first quarter of 2023 through our stock repurchase program, which were funded through divestiture proceeds and free cash flow generated from operations. In addition, in April 2023, we completed an additional $200 million of common stock repurchases.

•Completed operating model changes initiated in 2022, including streamlining call center management and utilization management.

•Initiated standardization of our pharmacy operating model.

•Launched our cloud-based, next-gen clinical population health platform.

Segments Update

In early 2023, and in conjunction with our updated strategic plan, executive leadership realignment, and corresponding 2023 divestitures, we have revised the way we manage the business, evaluate performance, and allocate resources, resulting in an updated segment structure comprised of (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. We began reporting under this new segment structure in 2023. Prior year information has been adjusted to reflect the change in segment reporting.

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

The COVID-19 pandemic has impacted and may continue to affect our business. The Families First Coronavirus Response Act, enacted in March 2020, increased federal matching rates for state Medicaid programs with a requirement that states suspend Medicaid redeterminations throughout the PHE. As a result, since the onset of the PHE, our Medicaid membership has increased by 3.5 million members (excluding new states North Carolina and Delaware and various state product expansions or managed care organization changes). The Consolidated Appropriations Act, 2023, signed into law on December 29, 2022, delinked the Medicaid continuous coverage requirements from the PHE and, as a result, states began Medicaid disenrollments on April 1, 2023. Per the Act, redeterminations related to the PHE should be initiated within 12 months, by March 31, 2024, and conclude during the second quarter of 2024. We are taking decisive action to help ensure individuals take the state agency requested action to confirm eligibility in their Medicaid coverage or find other appropriate coverage that is best for themselves and their families. Our Ambetter Health product covers the majority of our Medicaid states, and we believe we are among the best positioned in the healthcare market to capture those transitioning coverage through redeterminations. Although Medicaid continuous coverage requirements were decoupled from the PHE, we are working to prepare for other provisions still tied to the end of the PHE which expires May 11, 2023, including COVID costs and coverage requirements, various other payment structures and electronic prescribing of controlled substances.

We have more than three decades of experience, spanning seven presidents from both sides of the aisle, in delivering high-quality healthcare services on behalf of states and the federal government to under-insured and uninsured families, commercial organizations, and military families. This expertise has allowed us to deliver cost-effective services to our government partners and our members. While healthcare experts maintain a focus on personalized healthcare technology, we continue to make strategic decisions to accelerate the development of new software platforms and analytical capabilities. We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers, and shareholders.

First Quarter 2023 Highlights

Our financial performance for the first quarter of 2023 is summarized as follows:

•Managed care membership of 28.5 million, an increase of 2.2 million members, or 8% year-over-year.

•Total revenues of $38.9 billion, representing 5% growth year-over-year.

•Premium and service revenues of $35.0 billion, representing 2% growth year-over-year.

•HBR of 87.0%, compared to 87.3% for the first quarter of 2022.

•SG&A expense ratio of 8.6%, compared to 8.0% for the first quarter of 2022.

•Adjusted SG&A expense ratio of 8.5%, compared to 7.7% for the first quarter of 2022.

•Operating cash flows of $4.3 billion for the first quarter of 2023.

•Adjusted diluted earnings per share (EPS) of $2.11, compared to $1.83 for the first quarter of 2022.

A reconciliation from GAAP diluted EPS to adjusted diluted EPS is highlighted below, and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended March 31,
	2023	2022
GAAP diluted EPS attributable to Centene	$2.04	$1.44
Amortization of acquired intangible assets	0.33	0.34
Acquisition and divestiture related expenses	0.04	0.16
Other adjustments (1)	(0.09)	—
Income tax effects of adjustments (2)	(0.21)	(0.11)
Adjusted diluted EPS	$2.11	$1.83
(1) Other adjustments include the following pre-tax items:
2023:
(a) Magellan Specialty Health divestiture gain of $79 million, or $0.14 per share ($0.12 after-tax) and real estate impairments of $26 million, or $0.05 per share ($0.04 after-tax).

2022:
(b) Costs related to the PBM legal settlement of $2 million, or $0.00 per share ($0.00 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. In addition, the three months ended March 31, 2023, includes a one-time income tax benefit of $69 million, or $0.13 per share, resulting from the distribution of long-term stock awards to the estate of the Company's former CEO.

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

•In October 2022, the state of Ohio removed pharmacy services in connection with the state's transition from managed care to a single pharmacy benefits management (PBM).

•In July 2022, our subsidiary, Home State Health, commenced the MO HealthNet Managed Care General Plan and Specialty Plan contracts. Under the General Plan, Home State Health continues to serve multiple MO HealthNet programs including Children's Health Insurance members and the state's newly implemented Medicaid expansion population, across all regions of Missouri. Additionally, as the sole provider of the newly awarded Specialty Plan, Home State Health now serves approximately 53,500 foster children and children receiving adoption subsidy assistance.

•Beginning in 2020, the federal government issued a PHE which suspended Medicaid eligibility redeterminations. The ongoing suspensions, which were extended to April 2023, have driven increased membership.

Medicare

•Medicare membership declined year-over-year due to lower annual enrollment.

Commercial

•In 2023, our Health Insurance Marketplace product, Ambetter Health, expanded into Alabama and extended its footprint by more than 60 counties across 12 existing states. In total, the Marketplace plan is available in more than 1,500 counties across 28 states. Additionally, Marketplace membership increased year-over-year due to the expanded footprint, strong product positioning and open enrollment results, as well as overall market growth.

Other

•In January 2023, we completed the divestitures of Magellan Specialty Health, Centurion, our prison healthcare business, and HealthSmart, our third-party health plan administration business.

•In December 2022, we completed the divestiture of Magellan Rx, which was part of the Magellan Health, Inc. (Magellan) business acquired in January 2022.

•In November 2022, we completed the divestiture of our ownership stakes in our Spanish and Central European businesses, including Ribera Salud, Torrejón Salud, and Pro Diagnostics Group.

•In July 2022, we completed the divestiture of PANTHERx Rare (PANTHERx).

We expect the following items to impact our future results of operations:

Medicaid

•In April 2023, eligibility redeterminations related to the PHE began. These redeterminations will extend over a 14-month period and are expected to conclude in the second quarter of 2024. In addition to delinking the Medicaid continuous enrollment provision from the PHE, the year-end spending bill also outlines key coverage expansion provisions, including Children’s Health Insurance Program (CHIP) coverage. The provision requires states to provide 12 months of continuous coverage for children under Medicaid and CHIP effective January 2024 and made the state option to extend coverage for postpartum women for up to 12 months permanent.

•In March 2023, the state of North Carolina passed legislation for Medicaid Expansion, presenting a growth opportunity in our existing market.

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

•In August 2021, our subsidiaries, Carolina Complete Health and WellCare of North Carolina, were selected to coordinate physical and/or other health services with Local Management Entities/Managed Care Organizations under the state's new Tailored Plans. The Tailored Plans, which are expected to launch in October 2023, are integrated health plans designed for individuals with significant behavioral health needs and intellectual/developmental disabilities.

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

Other

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

MEMBERSHIP

From March 31, 2022 to March 31, 2023, we increased our managed care membership by 2.2 million, or 8%. The following table sets forth our membership by line of business:

	March 31, 2023	December 31, 2022	March 31, 2022
Traditional Medicaid (1)	14,521,100	14,264,800	13,590,100
High Acuity Medicaid (2)	1,801,200	1,710,000	1,682,800
Total Medicaid (4)	16,322,300	15,974,800	15,272,900
Commercial Marketplace	3,093,600	2,076,100	2,031,000
Commercial Group	437,200	441,100	449,700
Total Commercial	3,530,800	2,517,200	2,480,700
Medicare (3) (4)	1,343,800	1,511,100	1,452,500
Medicare PDP	4,459,300	4,226,000	4,169,700
Total at-risk membership	25,656,200	24,229,100	23,375,800
TRICARE eligibles	2,799,300	2,832,300	2,862,400
Total	28,455,500	27,061,400	26,238,200

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
(3) Membership includes Medicare Advantage and Medicare Supplement.
(4) Membership includes 1,323,000, 1,291,300, and 1,231,500 Dual Eligible Special Needs Plans (D-SNP) beneficiaries for the periods ending March 31, 2023, December 31, 2022, and March 31, 2022, respectively.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three months ended March 31, 2023 and 2022, prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Summarized comparative financial data for the three months ended March 31, 2023 and 2022 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended March 31,
	2023	2022	% Change
Premium	$33,825	$31,889	6%
Service	1,127	2,343	(52)%
Premium and service revenues	34,952	34,232	2%
Premium tax	3,937	2,953	33%
Total revenues	38,889	37,185	5%
Medical costs	29,434	27,838	6%
Cost of services	870	1,988	(56)%
Selling, general and administrative expenses	3,011	2,745	10%
Depreciation expense	142	156	(9)%
Amortization of acquired intangible assets	183	199	(8)%
Premium tax expense	4,011	3,006	33%
Impairment	20	—	n.m.
Earnings from operations	1,218	1,253	(3)%
Investment and other income	353	52	n.m.
Debt extinguishment	—	3	n.m.
Interest expense	(180)	(160)	(13)%
Earnings before income tax	1,391	1,148	21%
Income tax expense	261	296	(12)%
Net earnings	1,130	852	33%
(Earnings) loss attributable to noncontrolling interests	—	(3)	n.m.
Net earnings attributable to Centene Corporation	$1,130	$849	33%
Diluted earnings per common share attributable to Centene Corporation	$2.04	$1.44	42%

n.m.: not meaningful

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Total Revenues

The following table sets forth supplemental revenue information for the three months ended March 31, ($ in millions):

	2023	2022	% Change
Medicaid	$26,164	$24,076	9%
Commercial	5,252	4,132	27%
Medicare (1)	5,876	5,757	2%
Other	1,597	3,220	(50)%
Total Revenues	$38,889	$37,185	5%

(1) Medicare includes Medicare Advantage, Medicare Supplement, D-SNPs, and Medicare Prescription Drug Plan (PDP).

Total revenues increased 5% in the three months ended March 31, 2023 over the corresponding period in 2022, driven by 52% membership growth in the Marketplace business due to strong product positioning and open enrollment results, as well as overall market growth; organic Medicaid growth, primarily due to the ongoing suspension of eligibility redeterminations; and increased Medicaid premium tax revenue. The decrease in Other revenue was driven by recent divestitures.

Operating Expenses

Medical Costs/HBR

The HBR for the three months ended March 31, 2023, was 87.0%, compared to 87.3% in the same period in 2022. The HBR for the first quarter of 2023 was favorably impacted by continued disciplined Marketplace pricing and lower utilization in Medicare, partially offset by updated Medicaid return of premium payable revenue estimates related to prior periods.

Cost of Services

Cost of services decreased by $1.1 billion in the three months ended March 31, 2023, compared to the corresponding period in 2022. The cost of service ratio for the three months ended March 31, 2023, was 77.2%, compared to 84.8% in the same period in 2022. The decreases were driven by recent divestitures.

Selling, General & Administrative Expenses

The SG&A expense ratio was 8.6% for the first quarter of 2023, compared to 8.0% in the first quarter of 2022. The adjusted SG&A expense ratio was 8.5% for the first quarter of 2023, compared to 7.7% in the first quarter of 2022. The increases were driven by growth in the Marketplace business, which operates at a higher SG&A ratio.

Impairment

During the first quarter of 2023, we recorded impairment charges of $20 million for additional impairments related to our ongoing real estate optimization initiatives, consisting of leased and owned real estate assets and related fixed assets.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended March 31, ($ in millions):

	2023	2022
Investment and other income	$353	$52
Debt extinguishment	—	3
Interest expense	(180)	(160)
Other income (expense), net	$173	$(105)

Investment and other income. Investment and other income increased by $301 million in the three months ended March 31, 2023 compared to the corresponding period in 2022, driven by increased interest rates and the $79 million Magellan Specialty Health divestiture gain.

Debt extinguishment. During the first quarter of 2022, we recognized an immaterial gain related to the redemption of Magellan’s outstanding Senior Notes.

Interest expense. Interest expense increased by $20 million in the three months ended March 31, 2023, compared to the corresponding period in 2022. The increase was driven by increased interest rates.

Income Tax Expense

For the three months ended March 31, 2023, we recorded income tax expense of $261 million on pre-tax earnings of $1.4 billion, or an effective tax rate of 18.8%. The effective tax rate for the first quarter of 2023 reflects the tax effects of the distribution of long-term stock awards to the estate of the Company's former CEO as well as the Magellan Specialty Health gain. For the first quarter of 2023, our effective tax rate on adjusted earnings was 24.3%. For the three months ended March 31, 2022, we recorded an income tax expense of $296 million on pre-tax earnings of $1.1 billion, or an effective tax rate of 25.8%. For the first quarter of 2022, our effective tax rate on adjusted earnings was 25.1%.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended March 31, ($ in millions):

	2023	2022	% Change
Total Revenues
Medicaid	$26,164	$24,074	9%
Medicare	5,876	5,757	2%
Commercial	5,252	4,132	27%
Other	1,597	3,222	(50)%
Consolidated Total	$38,889	$37,185	5%
Gross Margin (1)
Medicaid	$2,217	$2,346	(5)%
Medicare	868	711	22%
Commercial	1,247	858	45%
Other	316	491	(36)%
Consolidated Total	$4,648	$4,406	5%

(1) Gross margin represents premium and service revenues less medical costs and cost of services.

Medicaid

Total revenues increased 9% in the three months ended March 31, 2023, compared to the corresponding period in 2022. The increase was due to organic Medicaid growth, partially due to the ongoing suspension of eligibility redeterminations. Gross margin decreased $129 million between years primarily as a result of updated return of premium payable revenue estimates related to prior periods.

Medicare

Total revenues increased 2% in the three months ended March 31, 2023, compared to the corresponding period in 2022. Gross margin increased $157 million in the three months ended March 31, 2023, compared to the corresponding period in 2022. Increases were primarily due to lower utilization.

Commercial

Total revenues increased 27% in the three months ended March 31, 2023, compared to the corresponding period in 2022. Gross margin increased $389 million in the three months ended March 31, 2023, compared to the corresponding period in 2022. Increases were primarily driven by 52% membership growth in the Marketplace business, resulting from strong product positioning and open enrollment results, overall market growth, and continued disciplined pricing.

Other

Total revenues decreased 50% in the three months ended March 31, 2023, compared to the corresponding period in 2022. Gross margin decreased $175 million in the three months ended March 31, 2023, compared to the corresponding period in 2022. Decreases were primarily due to recent divestitures.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$4,269	$1,151
Net cash (used in) investing activities	(253)	(2,401)
Net cash (used in) financing activities	(183)	(498)
Effect of exchange rate changes on cash and cash equivalents	2	33
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$3,835	$(1,715)

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $4.3 billion in the three months ended March 31, 2023, compared to $1.2 billion in the comparable period in 2022. Cash flows provided by operations in 2023 were driven by net earnings, increases in unearned revenue and accounts payable driven by the early receipt of payments from CMS of approximately $2.8 billion, the timing of pass through payments of $1.2 billion, partially offset by a delay in premium payments from one of our state partners of $1.1 billion.

Cash flows provided by operations in 2022 were primarily driven by net earnings.

Cash Flows Used in Investing Activities

Investing activities used cash of $253 million in the three months ended March 31, 2023, and $2.4 billion in the comparable period in 2022. Cash flows used in investing activities in 2023 primarily consisted of net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures, partially offset by divestiture proceeds.

In 2022, cash flows used in investing activities primarily related to our acquisition of Magellan and net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments).

We spent $225 million and $242 million in the three months ended March 31, 2023 and 2022, respectively, on capital expenditures primarily for system enhancements.

As of March 31, 2023, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.5 years. We had unregulated cash and investments of $1.0 billion at March 31, 2023 compared to $1.4 billion at December 31, 2022.

Cash Flows Used in Financing Activities

Financing activities used cash of $183 million in the three months ended March 31, 2023, compared to using cash of $498 million in the comparable period in 2022. Financing activities in 2023 were driven by stock repurchases of $423 million, partially offset by increased borrowings on our revolving credit facility.

Liquidity Metrics

We have a stock repurchase program authorizing us to repurchase common stock from time to time on the open market or through privately negotiated transactions. In 2022, the Company's Board of Directors authorized up to a total of $6.0 billion of repurchases under the program.

During the quarter, we repurchased 4.9 million shares of common stock for $377 million under the stock repurchase program. We have approximately $2.4 billion remaining under the program for repurchases as of March 31, 2023. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. Refer to Note 10. Stockholders' Equity for further information on stock repurchases.

As of March 31, 2023, we had an aggregate principal amount of $15.7 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain restrictive covenants. As of March 31, 2023, we were in compliance with all covenants.

As part of our capital allocation strategy, we may decide to repurchase debt or raise capital through the issuance of debt in the form of senior notes. In June 2022, the Company's Board of Directors also authorized a new $1.0 billion senior note debt repurchase program. No repurchases were made during the quarter ended March 31, 2023. As of March 31, 2023, there was $700 million available under the senior note debt repurchase program. Refer to Note 8. Debt for further information regarding the issuance and redemption of senior notes.

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains customary covenants as well as financial covenants including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 4.0 to 1.0. As of March 31, 2023, we had $359 million of borrowings outstanding under our Revolving Credit Facility, $2.2 billion of borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of March 31, 2023, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $214 million as of March 31, 2023, which were not part of our revolving credit facility. The letters of credit bore weighted interest of 0.6% as of March 31, 2023. In addition, we had outstanding surety bonds of $1.0 billion as of March 31, 2023.

At March 31, 2023, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 42.1%, compared to 42.7% at December 31, 2022. The debt to capital ratio decrease was driven by net earnings partially offset by stock repurchases in the quarter. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

At March 31, 2023, we had working capital, defined as current assets less current liabilities, of $2.2 billion, compared to $1.7 billion at December 31, 2022. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

2023 Expectations

During the remainder of 2023, we expect to receive net dividends from our insurance subsidiaries of approximately $2.0 billion and spend approximately $620 million in additional capital expenditures. In April 2023, we made additional purchases of $200 million through our stock repurchase program.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the three months ended March 31, 2023, we received dividends of $153 million from and made $87 million of capital contributions to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate risk-based capital (RBC) level as of December 31, 2022, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We intend to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2023.

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

The NAIC has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of March 31, 2023, each of our health plans was in compliance with the RBC requirements enacted in those states.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of March 31, 2023, we had short-term investments of $2.1 billion and long-term investments of $17.2 billion, including restricted deposits of $1.3 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset-backed securities, and equity securities, and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states' requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2023, the fair value of our fixed income investments would decrease by approximately $617 million.

For a discussion of the interest rate risk that our investments are subject to, refer to our 10-K for the fiscal year ended December 31, 2022, Part 1, Item 1A, "Risk Factors – Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity."

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 13. Contingencies to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2005, the Company's Board of Directors announced a stock repurchase program, which was most recently been increased in December 2022. The Company is authorized to repurchase up to $6.0 billion, inclusive of past authorizations.

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

Issuer Purchases of Equity Securities First Quarter 2023 (shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions) (2)
January 1, 2023 - January 31, 2023	3,511	$79.44	3,485	$2,529
February 1, 2023 - February 28, 2023	1,571	72.93	1,367	2,429
March 1, 2023 - March 31, 2023	503	64.08	—	2,429
Total	5,585	$76.22	4,852	$2,429

(1) Includes 696 thousand shares relinquished to the Company by certain employees for payment of taxes; open market purchases of 6.8 thousand shares by Andrew Asher, the Company's CFO, at a weighted average price of $71.94 which was previously disclosed on Form 4 filed with the SEC on February 10, 2023; and an open market purchase of 30 thousand shares by Sarah London, the Company's CEO, at a price of $62.60 which was previously disclosed on Form 4 filed with the SEC on March 17, 2023.
(2) A remaining amount of approximately $2.4 billion is available under the stock repurchase program as of March 31, 2023.

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION

10.1	Form of Restricted Stock Unit Agreement #1

10.2	Form of Restricted Stock Unit Agreement #2

10.3	Form of Performance Based Restricted Stock Unit Agreement #1

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 25, 2023.

CENTENE CORPORATION

By:	/s/ SARAH M. LONDON
Chief Executive Officer (principal executive officer)

By:	/s/ ANDREW L. ASHER
Executive Vice President, Chief Financial Officer (principal financial officer)

By:	/s/ KATIE N. CASSO
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)