Form 10-Q
period 2023-06-30
CENTENE CORP
filed 2023-07-28
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____ to _____
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 26, 2023, the registrant had 541,479,163 shares of common stock outstanding.

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
•changes in provider, state, federal, foreign, and other contracts and delays in the timing of regulatory approval of contracts, including due to protests;
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

The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

GAAP net earnings (loss) attributable to Centene	$1,058	$(172)	$2,188	$677
Amortization of acquired intangible assets	179	199	362	398
Acquisition and divestiture related expenses	13	22	36	119
Other adjustments (1)	(74)	1,445	(127)	1,447
Income tax effects of adjustments (2)	(21)	(452)	(135)	(519)
Adjusted net earnings	$1,155	$1,042	$2,324	$2,122

GAAP diluted earnings (loss) per share attributable to Centene	$1.92	$(0.29)	$3.96	$1.15
Amortization of acquired intangible assets	0.33	0.34	0.66	0.68
Acquisition and divestiture related expenses	0.02	0.04	0.07	0.20
Other adjustments (1)	(0.13)	2.45	(0.23)	2.45
Income tax effects of adjustments (2)	(0.04)	(0.77)	(0.25)	(0.88)
Adjusted diluted earnings per share (EPS)	$2.10	$1.77	$4.21	$3.60
(1) Other adjustments include the following pre-tax items:
2023:
(a) for the three months ended June 30, 2023: gain on the sale of Apixio of $91 million, or $0.16 per share ($0.11 after-tax), gain on the previously reported divestiture of Centurion of $15 million, or $0.02 per share ($0.01 after-tax), an additional loss on the divestiture of our Spanish and Central European businesses of $13 million, or $0.02 per share ($0.01 after-tax), and real estate impairments of $19 million, or $0.03 per share ($0.02 after-tax);

(b) for the six months ended June 30, 2023: gain on the sale of Apixio of $91 million, or $0.16 per share ($0.11 after-tax), gain on the sale of Magellan Specialty Health of $79 million, or $0.14 per share ($0.12 after-tax), gain on the previously reported divestiture of Centurion of $15 million, or $0.03 per share ($0.02 after-tax), an additional loss on the divestiture of our Spanish and Central European businesses of $13 million, or $0.02 per share ($0.01 after-tax), and real estate impairments of $45 million, or $0.08 per share ($0.06 after-tax).

2022:
(a) for the three months ended June 30, 2022: real estate impairments of $1,454 million, or $2.46 per share ($1.80 after-tax), gain on debt extinguishment of $13 million, or $0.02 per share ($0.01 after-tax), and costs related to the PBM legal settlement of $4 million, or $0.01 per share ($0.01 after-tax);

(b) for the six months ended June 30, 2022: real estate impairments of $1,454 million, or $2.46 per share ($1.80 after-tax), gain on debt extinguishment of $13 million, or $0.02 per share ($0.01 after-tax), and costs related to the PBM legal settlement of $6 million, or $0.01 per share ($0.01 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. In addition, the six months ended June 30, 2023, include a one-time income tax benefit of $69 million, or $0.12 per share, resulting from the distribution of long-term stock awards to the estate of the Company's former CEO. The three and six months ended June 30, 2022, also include an $18 million, or $0.03 per share, increase to the income tax benefit on the previously reported non-cash impairment of our equity method investment in RxAdvance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

GAAP selling, general and administrative expenses	$3,016	$2,800	$6,027	$5,545
Less:
Acquisition and divestiture related expenses	13	22	36	121
Costs related to the PBM legal settlement	—	2	—	4
Real estate optimization	1	4	7	4
Adjusted selling, general and administrative expenses	$3,002	$2,772	$5,984	$5,416

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,170	$12,074
Premium and trade receivables	13,601	13,272
Short-term investments	2,212	2,321
Other current assets	1,883	2,461
Total current assets	34,866	30,128
Long-term investments	16,108	14,684
Restricted deposits	1,355	1,217
Property, software and equipment, net	2,416	2,432
Goodwill	18,716	18,812
Intangible assets, net	6,520	6,911
Other long-term assets	2,872	2,686
Total assets	$82,853	$76,870
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liability	$16,884	$16,745
Accounts payable and accrued expenses	9,868	9,525
Return of premium payable	2,071	1,634
Unearned revenue	2,373	478
Current portion of long-term debt	110	82
Total current liabilities	31,306	28,464
Long-term debt	17,896	17,938
Deferred tax liability	495	615
Other long-term liabilities	7,369	5,616
Total liabilities	57,066	52,633
Commitments and contingencies
Redeemable noncontrolling interests	19	56
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 614,743 issued and 546,003 outstanding at June 30, 2023, and 607,847 issued and 550,754 outstanding at December 31, 2022	1	1
Additional paid-in capital	20,183	20,060
Accumulated other comprehensive (loss)	(998)	(1,132)
Retained earnings	11,529	9,341
Treasury stock, at cost (68,740 and 57,093 shares, respectively)	(5,044)	(4,213)
Total Centene stockholders' equity	25,671	24,057
Nonredeemable noncontrolling interest	97	124
Total stockholders' equity	25,768	24,181
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$82,853	$76,870

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Premium	$33,713	$31,510	$67,538	$63,399
Service	1,125	2,458	2,252	4,801
Premium and service revenues	34,838	33,968	69,790	68,200
Premium tax	2,770	1,968	6,707	4,921
Total revenues	37,608	35,936	76,497	73,121
Expenses:
Medical costs	29,347	27,312	58,781	55,150
Cost of services	877	2,099	1,747	4,087
Selling, general and administrative expenses	3,016	2,800	6,027	5,545
Depreciation expense	146	164	288	320
Amortization of acquired intangible assets	179	199	362	398
Premium tax expense	2,854	2,041	6,865	5,047
Impairment	18	1,450	38	1,450
Total operating expenses	36,437	36,065	74,108	71,997
Earnings (loss) from operations	1,171	(129)	2,389	1,124
Other income (expense):
Investment and other income	425	42	778	94
Debt extinguishment	—	13	—	16
Interest expense	(181)	(162)	(361)	(322)
Earnings (loss) before income tax	1,415	(236)	2,806	912
Income tax expense (benefit)	360	(65)	621	231
Net earnings (loss)	1,055	(171)	2,185	681
(Earnings) loss attributable to noncontrolling interests	3	(1)	3	(4)
Net earnings (loss) attributable to Centene Corporation	$1,058	$(172)	$2,188	$677

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$1.93	$(0.29)	$3.98	$1.16
Diluted earnings (loss) per common share	$1.92	$(0.29)	$3.96	$1.15

Weighted average number of common shares outstanding:
Basic	548,932	583,644	549,850	583,435
Diluted	550,308	583,644	551,996	590,226

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings (loss)	$1,055	$(171)	$2,185	$681
Change in unrealized gain (loss) on investments	(142)	(446)	111	(1,161)
Change in unrealized gain (loss) on investments, tax effect	34	106	(27)	277
Change in unrealized gain (loss) on investments, net of tax	(108)	(340)	84	(884)
Reclassification adjustment, net of tax	2	7	4	9
Foreign currency translation adjustments, net of tax	23	(95)	46	(115)
Other comprehensive earnings (loss)	(83)	(428)	134	(990)
Comprehensive earnings (loss)	972	(599)	2,319	(309)
Comprehensive (earnings) loss attributable to noncontrolling interests	3	(1)	3	(4)
Comprehensive earnings (loss) attributable to Centene Corporation	$975	$(600)	$2,322	$(313)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)
Three and Six Months Ended June 30, 2023

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2022	607,847	$1	$20,060	$(1,132)	$9,341	57,093	$(4,213)	$124	$24,181
Net earnings	—	—	—	—	1,130	—	—	—	1,130
Other comprehensive earnings, net of $61 tax	—	—	—	217	—	—	—	—	217
Common stock issued for employee benefit plans	6,508	—	12	—	—	—	—	—	12
Common stock repurchases	—	—	—	—	—	5,548	(423)	—	(423)
Stock compensation expense	—	—	61	—	—	—	—	—	61
Purchase of redeemable noncontrolling interest	—	—	(12)	—	—	—	—	—	(12)
Balance, March 31, 2023	614,355	$1	$20,121	$(915)	$10,471	62,641	$(4,636)	$124	$25,166
Net earnings (loss)	—	—	—	—	1,058	—	—	(3)	1,055
Other comprehensive loss, net of $(34) tax	—	—	—	(83)	—	—	—	—	(83)
Common stock issued for employee benefit plans	388	—	9	—	—	—	—	—	9
Common stock repurchases	—	—	—	—	—	6,099	(408)	—	(408)
Stock compensation expense	—	—	56	—	—	—	—	—	56
Purchase of non-redeemable noncontrolling interests	—	—	(3)	—	—	—	—	(24)	(27)
Balance, June 30, 2023	614,743	$1	$20,183	$(998)	$11,529	68,740	$(5,044)	$97	$25,768
Three and Six Months Ended June 30, 2022

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2021	602,704	$1	$19,672	$77	$8,139	20,225	$(1,094)	$145	$26,940
Net earnings (loss)	—	—	—	—	849	—	—	(1)	848
Other comprehensive loss, net of $(171) tax	—	—	—	(562)	—	—	—	—	(562)
Common stock issued for employee benefit plans	3,221	—	28	—	—	—	—	—	28
Fair value of unvested equity awards in connection with acquisition	—	—	60	—	—	—	—	—	60
Common stock repurchases	—	—	—	—	—	846	(71)	—	(71)
Stock compensation expense	—	—	70	—	—	—	—	—	70
Balance, March 31, 2022	605,925	$1	$19,830	$(485)	$8,988	21,071	$(1,165)	$144	$27,313
Net (loss)	—	—	—	—	(172)	—	—	(3)	(175)
Other comprehensive loss, net of $(106) tax	—	—	—	(428)	—	—	—	—	(428)
Common stock issued for employee benefit plans	519	—	10	—	—	—	—	—	10
Common stock repurchases	—	—	—	—	—	4,249	(349)	—	(349)
Stock compensation expense	—	—	59	—	—	—	—	—	59
Balance, June 30, 2022	606,444	$1	$19,899	$(913)	$8,816	25,320	$(1,514)	$141	$26,430

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$2,185	$681
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	650	718
Stock compensation expense	117	129
Impairment	38	1,450
(Gain) loss on debt extinguishment	—	(16)
(Gain) on acquisition	—	(2)
Deferred income taxes	(160)	(417)
(Gain) on divestiture	(172)	—
Other adjustments, net	68	162
Changes in assets and liabilities
Premium and trade receivables	(319)	(1,288)
Other assets	(325)	(245)
Medical claims liabilities	139	2,089
Unearned revenue	1,895	75
Accounts payable and accrued expenses	618	41
Other long-term liabilities	2,081	1,058
Other operating activities, net	—	70
Net cash provided by operating activities	6,815	4,505
Cash flows from investing activities:
Capital expenditures	(440)	(524)
Purchases of investments	(3,199)	(3,114)
Sales and maturities of investments	2,293	2,005
Acquisitions, net of cash acquired	—	(1,512)
Divestiture proceeds, net of divested cash	669	—
Net cash (used in) investing activities	(677)	(3,145)
Cash flows from financing activities:
Proceeds from long-term debt	1,281	331
Payments and repurchases of long-term debt	(1,322)	(900)
Common stock repurchases	(828)	(420)
Proceeds from common stock issuances	21	38
Payments for debt extinguishment	—	(27)
Purchase of noncontrolling interest	(85)	—
Other financing activities, net	—	(6)
Net cash (used in) financing activities	(933)	(984)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7)	(9)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	5,198	367
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	12,330	13,214
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$17,528	$13,581
Supplemental disclosures of cash flow information:
Interest paid	$348	$327
Income taxes paid	$592	$411

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	June 30,
	2023	2022
Cash and cash equivalents	$17,170	$13,435
Restricted cash and cash equivalents, included in restricted deposits	358	146
Total cash, cash equivalents, and restricted cash and cash equivalents	$17,528	$13,581

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

Segment Reporting

In the first quarter of 2023, and in conjunction with the Company's updated strategic plan, executive leadership realignment, and corresponding 2023 divestitures, the Company revised the way it manages the business, evaluates performance, and allocates resources, resulting in an updated segment structure comprised of (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment, and (4) an Other segment.

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

On January 10, 2023, the Company signed and closed on a definitive agreement to divest Centurion, its prison healthcare business. During 2022, the Company recorded impairment charges related to goodwill and other current assets associated with the pending divestiture. During the second quarter of 2023, the Company recognized a $15 million gain on the divestiture of the Centurion business reflecting additional proceeds for contingent consideration, partially offset by net working capital adjustments. The gain is included in investment and other income on the Consolidated Statements of Operations.

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

On June 13, 2023, the Company completed the divestiture of its majority stake in Apixio. The Company recognized a pre-tax gain of $91 million, or $63 million after-tax, which is included in investment and other income on the Consolidated Statements of Operations.

During the second quarter of 2023, the Company recognized an additional $13 million expense related to the divestiture of its Spanish and Central European businesses, in addition to the previously recorded impairment charge of $163 million, or $140 million after-tax. The expense is included in investment and other income on the Consolidated Statements of Operations.

3. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	June 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$465	$—	$(15)	$450	$695	$—	$(16)	$679
Corporate securities	10,578	13	(724)	9,867	10,127	12	(778)	9,361
Restricted certificates of deposit	4	—	—	4	4	—	—	4
Restricted cash equivalents	358	—	—	358	256	—	—	256
Short-term time deposits	419	—	—	419	204	—	—	204
Municipal securities	4,156	9	(234)	3,931	4,055	6	(280)	3,781
Asset-backed securities	1,507	1	(60)	1,448	1,396	—	(70)	1,326
Residential mortgage-backed securities	1,346	1	(120)	1,227	1,165	2	(121)	1,046
Commercial mortgage-backed securities	1,081	—	(100)	981	961	—	(99)	862
Equity securities	2	—	—	2	5	—	—	5
Private equity investments	805	—	—	805	529	—	—	529
Life insurance contracts	183	—	—	183	169	—	—	169
Total	$20,904	$24	$(1,253)	$19,675	$19,566	$20	$(1,364)	$18,222

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments, and life insurance contracts. The Company's investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets with a focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of June 30, 2023, 99% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At June 30, 2023, the Company held certificates of deposit, equity securities, private equity investments, and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $149 million and $132 million at June 30, 2023 and December 31, 2022, respectively, and is included in other current assets on the Consolidated Balance Sheets.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association, or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AAA and a weighted average duration of 4 years at June 30, 2023.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	June 30, 2023				December 31, 2022
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(3)	$207	$(12)	$191	$(5)	$342	$(11)	$184
Corporate securities	(73)	2,942	(651)	6,049	(340)	5,368	(438)	3,400
Municipal securities	(26)	1,413	(208)	1,990	(142)	2,437	(138)	995
Asset-backed securities	(8)	431	(52)	949	(29)	786	(41)	486
Residential mortgage-backed securities	(16)	494	(104)	644	(55)	629	(66)	352
Commercial mortgage-backed securities	(8)	224	(92)	736	(49)	513	(50)	330
Total	$(134)	$5,711	$(1,119)	$10,559	$(620)	$10,075	$(744)	$5,747

As of June 30, 2023, the gross unrealized losses were generated from 6,392 positions out of a total of 6,910 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	June 30, 2023				December 31, 2022
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,095	$2,064	$627	$625	$2,207	$2,179	$534	$532
One year through five years	8,144	7,630	509	477	7,651	7,147	524	490
Five years through ten years	4,169	3,826	254	232	4,066	3,613	224	195
Greater than ten years	160	154	22	21	135	129	—	—
Asset-backed securities	3,934	3,656	—	—	3,522	3,234	—	—
Total	$18,502	$17,330	$1,412	$1,355	$17,581	$16,302	$1,282	$1,217

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

The following table summarizes fair value measurements by level at June 30, 2023, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$17,170	$—	$—	$17,170
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$112	$—	$—	$112
Corporate securities	—	9,833	—	9,833
Municipal securities	—	3,310	—	3,310
Short-term time deposits	—	419	—	419
Asset-backed securities	—	1,448	—	1,448
Residential mortgage-backed securities	—	1,227	—	1,227
Commercial mortgage-backed securities	—	981	—	981
Equity securities	—	2	—	2
Total investments	$112	$17,220	$—	$17,332
Restricted deposits:
Cash and cash equivalents	$358	$—	$—	$358
U.S. Treasury securities and obligations of U.S. government corporations and agencies	338	—	—	338
Corporate securities	—	34	—	34
Certificates of deposit	—	4	—	4
Municipal securities	—	621	—	621
Total restricted deposits	$696	$659	$—	$1,355
Total assets at fair value	$17,978	$17,879	$—	$35,857

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

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $988 million and $698 million as of June 30, 2023 and December 31, 2022, respectively.

5. Goodwill and Intangible Assets

As discussed in Note 1. Organization and Operations, in the first quarter of 2023 the Company updated its segment structure. Prior year information has been adjusted to reflect the change in segment reporting.

The following table summarizes the changes in goodwill by operating segment ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, December 31, 2021	$10,194	$1,592	$5,424	$2,561	$19,771
Acquisition and purchase accounting adjustments	—	—	—	1,077	1,077
Divestitures	—	—	—	(1,533)	(1,533)
Reallocation	4	—	—	(4)	—
Impairments	—	—	—	(370)	(370)
Translation impact	—	—	—	(133)	(133)
Balance, December 31, 2022	$10,198	$1,592	$5,424	$1,598	$18,812
Divestitures	—	—	—	(152)	(152)
Translation impact	—	—	—	56	56
Balance, June 30, 2023	$10,198	$1,592	$5,424	$1,502	$18,716

6. Medical Claims Liability

As discussed in Note 1. Organization and Operations, in the first quarter of 2023 the Company updated its segment structure. Prior year information has been adjusted to reflect the change in segment reporting.

The following table summarizes the change in medical claims liability for the six months ended June 30, 2023 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2023	$11,253	$3,431	$1,921	$140	$16,745
Less: Reinsurance recoverable	7	—	19	—	26
Balance, January 1, 2023, net	11,246	3,431	1,902	140	16,719
Incurred related to:
Current year	40,622	10,083	8,857	773	60,335
Prior years	(1,153)	(191)	(208)	(2)	(1,554)
Total incurred	39,469	9,892	8,649	771	58,781
Paid related to:
Current year	31,837	7,726	6,751	656	46,970
Prior years	7,890	2,357	1,282	137	11,666
Total paid	39,727	10,083	8,033	793	58,636
Balance, June 30, 2023, net	10,988	3,240	2,518	118	16,864
Plus: Reinsurance recoverable	5	—	15	—	20
Balance, June 30, 2023	$10,993	$3,240	$2,533	$118	$16,884

The following table summarizes the change in medical claims liability for the six months ended June 30, 2022 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2022	$9,845	$2,286	$2,014	$98	$14,243
Less: Reinsurance recoverable	23	—	—	—	23
Balance, January 1, 2022, net	9,822	2,286	2,014	98	14,220
Acquisitions and divestitures	—	—	—	249	249
Incurred related to:
Current year	37,803	9,918	7,001	1,457	56,179
Prior years	(770)	(46)	(198)	(15)	(1,029)
Total incurred	37,033	9,872	6,803	1,442	55,150
Paid related to:
Current year	29,007	6,977	5,475	1,427	42,886
Prior years	6,808	1,784	1,489	80	10,161
Total paid	35,815	8,761	6,964	1,507	53,047
Balance, June 30, 2022, net	11,040	3,397	1,853	282	16,572
Plus: Reinsurance recoverable	9	—	—	—	9
Balance, June 30, 2022	$11,049	$3,397	$1,853	$282	$16,581

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum health benefits ratio (HBR) and other return of premium programs, the Company recorded $319 million and $48 million as a reduction to premium revenue in the six months ended June 30, 2023 and 2022, respectively.

Incurred but not reported (IBNR) plus expected development on reported claims as of June 30, 2023 was $11,360 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, and other relevant factors.

7. Affordable Care Act

The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual medical loss ratio (MLR) and cost sharing reductions.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	June 30, 2023	December 31, 2022
Risk adjustment receivable	$1,088	$838
Risk adjustment payable	(2,303)	(780)
Minimum medical loss ratio	(233)	(103)
Cost sharing reduction receivable	2	—
Cost sharing reduction payable	(87)	(99)

In June 2023, the Centers for Medicare and Medicaid Services (CMS) announced the final risk adjustment transfers for the 2022 benefit year. As a result of the announcement, the Company increased its risk adjustment net receivables by $240 million from December 31, 2022. After consideration of minimum MLR and other related impacts, the net pre-tax benefit recognized was approximately $196 million in the six months ended June 30, 2023.

8. Debt

Debt consists of the following ($ in millions):

	June 30, 2023	December 31, 2022
$2,500 million 4.25% Senior Notes due December 15, 2027	$2,394	$2,393
$2,300 million 2.45% Senior Notes due July 15, 2028	2,303	2,303
$3,500 million 4.625% Senior Notes due December 15, 2029	3,277	3,277
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes due March 1, 2031	2,200	2,200
$1,300 million 2.625% Senior Notes due August 1, 2031	1,300	1,300
Total senior notes	15,674	15,673
Term loan facility	2,156	2,183
Revolving credit agreement	61	58
Finance leases and other	250	253
Debt issuance costs	(135)	(147)
Total debt	18,006	18,020
Less: current portion	(110)	(82)
Long-term debt	$17,896	$17,938

In May 2023, the Company entered into a first amendment to the Company's Fourth Amended and Restated Credit Agreement. The amendment removed and replaced the interest rate benchmark based on the London Interbank Offered Rate (LIBOR) and related LIBOR-based mechanics applicable to U.S. dollar borrowings under the Amended and Restated Credit Agreement with an interest rate benchmark based on the Secured Overnight Financing Rate (SOFR) (including a customary credit spread adjustment) and related SOFR-based mechanics. Additionally, the amendment removed certain provisions which required the Company to make certain mandatory prepayments of the Term Loan.

9. Leases

The following table sets forth the right-of-use (ROU) assets and lease liabilities ($ in millions):

	June 30, 2023	December 31, 2022
Assets
ROU assets (recorded within other long-term assets)	$2,613	$2,554

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$176	$180
Long-term (recorded within other long-term liabilities)	3,171	3,133
Total lease liabilities	$3,347	$3,313

As of June 30, 2023, the weighted average remaining lease term for the Company was 21.0 years. The average remaining lease term of the Circle Health portfolio is 27.3 years. Excluding Circle Health, the Company's portfolio average remaining lease term is 8.4 years. The lease liabilities as of June 30, 2023 reflect a weighted average discount rate of 5.9%.

10. Stockholders' Equity

The Company's Board of Directors has authorized a stock repurchase program of the Company's common stock from time to time on the open market or through privately negotiated transactions. In 2022, the Company's Board of Directors authorized increases under the program including $3,000 million in June 2022 and an additional $2,000 million in December 2022. With these increases, the Company is authorized to repurchase up to $6,000 million, inclusive of past authorizations. As of June 30, 2023, the Company had a remaining amount of $2,029 million available under the stock repurchase program. In July 2023, the Company repurchased an additional 4.5 million shares for $300 million.

The following represents the Company's share repurchase activity ($ in millions, shares in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Share buybacks	6,028	$400	4,188	$344	10,880	$777	4,188	$344
Income tax withholding	71	5	61	5	767	51	907	76
Total share repurchases (1)	6,099	$405	4,249	$349	11,647	$828	5,095	$420

(1)	Excludes share repurchase excise tax of $3 million accrued as of June 30, 2023.

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

11. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Earnings (loss) attributable to Centene Corporation	$1,058	$(172)	$2,188	$677

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	548,932	583,644	549,850	583,435
Common stock equivalents (as determined by applying the treasury stock method) (1)	1,376	—	2,146	6,791
Weighted average number of common shares and potential dilutive common shares outstanding	550,308	583,644	551,996	590,226

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$1.93	$(0.29)	$3.98	$1.16
Diluted earnings (loss) per common share	$1.92	$(0.29)	$3.96	$1.15

(1)
The reduction in common stock equivalents is primarily driven by the distribution of long-term stock awards to the estate of the Company's former CEO during the first quarter of 2023, which were fully dilutive prior to their distribution.

The calculation of diluted earnings per common share for the three months ended June 30, 2023 excludes 2 million shares related to anti-dilutive stock options, restricted stock, and restricted stock units. The calculation of diluted (loss) per common share for the three months ended June 30, 2022 excludes 6 million shares related to anti-dilutive stock equivalents due to the net loss for the quarter.

The calculation of diluted earnings per common share for the six months ended June 30, 2023 and 2022 excludes 2 million shares and 226 thousand shares, respectively, related to anti-dilutive stock options, restricted stock, and restricted stock units.

12. Segment Information

In the first quarter of 2023, and in conjunction with the Company's updated strategic plan, executive leadership realignment, and corresponding 2023 divestitures, the Company revised the way it manages the business, evaluates performance, and allocates resources, resulting in an updated segment structure comprised of (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. Prior year information has been adjusted to reflect the change in segment reporting.

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

Segment information for the three months ended June 30, 2023, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$21,895	$5,665	$5,734	$419	$33,713
Service	—	—	—	1,125	1,125
Premium and service revenues	21,895	5,665	5,734	1,544	34,838
Premium tax	2,770	—	—	—	2,770
Total external revenues	24,665	5,665	5,734	1,544	37,608
Internal revenues	—	—	—	3,789	3,789
Eliminations	—	—	—	(3,789)	(3,789)
Total revenues	$24,665	$5,665	$5,734	$1,544	$37,608

Medical costs	$19,459	$4,884	$4,644	$360	$29,347

Cost of services	$2	$—	$—	$875	$877

Gross margin (1)	$2,434	$781	$1,090	$309	$4,614

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the three months ended June 30, 2022, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$20,488	$5,639	$4,554	$829	$31,510
Service	(1)	—	1	2,458	2,458
Premium and service revenues	20,487	5,639	4,555	3,287	33,968
Premium tax	1,968	—	—	—	1,968
Total external revenues	22,455	5,639	4,555	3,287	35,936
Internal revenues	—	—	—	5,986	5,986
Eliminations	—	—	—	(5,986)	(5,986)
Total revenues	$22,455	$5,639	$4,555	$3,287	$35,936

Medical costs	$18,258	$4,826	$3,529	$699	$27,312

Cost of services	$—	$—	$—	$2,099	$2,099

Gross margin (1)	$2,229	$813	$1,026	$489	$4,557

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the six months ended June 30, 2023, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$44,122	$11,541	$10,986	$889	$67,538
Service	—	—	—	2,252	2,252
Premium and service revenues	44,122	11,541	10,986	3,141	69,790
Premium tax	6,707	—	—	—	6,707
Total external revenues	50,829	11,541	10,986	3,141	76,497
Internal revenues	—	—	—	7,656	7,656
Eliminations	—	—	—	(7,656)	(7,656)
Total revenues	$50,829	$11,541	$10,986	$3,141	$76,497

Medical costs	$39,469	$9,892	$8,649	$771	$58,781

Cost of services	$2	$—	$—	$1,745	$1,747

Gross margin (1)	$4,651	$1,649	$2,337	$625	$9,262

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the six months ended June 30, 2022, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$41,609	$11,396	$8,686	$1,708	$63,399
Service	(1)	—	1	4,801	4,801
Premium and service revenues	41,608	11,396	8,687	6,509	68,200
Premium tax	4,921	—	—	—	4,921
Total external revenues	46,529	11,396	8,687	6,509	73,121
Internal revenues	—	—	—	12,436	12,436
Eliminations	—	—	—	(12,436)	(12,436)
Total revenues	$46,529	$11,396	$8,687	$6,509	$73,121

Medical costs	$37,033	$9,872	$6,803	$1,442	$55,150

Cost of services	$—	$—	$—	$4,087	$4,087

Gross margin (1)	$4,575	$1,524	$1,884	$980	$8,963

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

13. Contingencies

Overview

The Company is routinely subjected to legal and regulatory proceedings in the normal course of business. These matters can include, without limitation:

•periodic compliance and other reviews and investigations by various federal and state regulatory agencies with respect to requirements applicable to the Company's business, including, without limitation, those related to payment of out-of-network claims, submissions to CMS related to risk adjustment payments, or the False Claims Act, the calculation of minimum MLR and rebates related thereto, submissions to state agencies related to payments or state false claims acts, pre-authorization penalties, timely review of grievances and appeals, timely and accurate payment of claims, cybersecurity issues, including those related to the Company's or the Company's third party vendors' information systems, and the Health Insurance Portability and Accountability Act of 1996 and other federal and state fraud, waste and abuse laws;

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

California

On October 20, 2015, the Company's California subsidiary, Health Net of California, Inc. (Health Net California), was named as a defendant in a California taxpayer action filed in Los Angeles County Superior Court, captioned as Michael D. Myers v. State Board of Equalization, Dave Jones, Insurance Commissioner of the State of California, Betty T. Yee, Controller of the State of California, et al., Los Angeles Superior Court Case No. BS158655. This action is brought under a California statute that permits an individual taxpayer to sue a governmental agency when the taxpayer believes the agency has failed to enforce governing law. Plaintiff contends that Health Net California, a California licensed Health Care Service Plan (HCSP), is an "insurer" for purposes of taxation despite acknowledging it is not an "insurer" under regulatory law. Under California law, "insurers" must pay a gross premiums tax (GPT), calculated as 2.35% on gross premiums. As a licensed HCSP, Health Net California has paid the California Corporate Franchise Tax (CFT), the tax generally paid by California businesses. Plaintiff contends that Health Net California must pay the GPT rather than the CFT. Plaintiff seeks a writ of mandate directing the California taxing agencies to collect the GPT, and seeks an order requiring Health Net California to pay GPT, interest and penalties for a period dating to eight years prior to the October 2015 filing of the complaint. This lawsuit is being coordinated with similar lawsuits filed against other entities (collectively, Related Actions). In March 2018, the Court overruled the Company's demurrer seeking to dismiss the complaint and denied the Company's motion to strike allegations seeking retroactive relief. In August 2018, the trial court stayed all the Related Actions pending determination of a writ of mandate by the California Court of Appeals in two of the Related Actions. In March 2019, the California Court of Appeals denied the writ of mandate. The defendants in those Related Actions sought review by the California Supreme Court, which declined to review the matter. Upon the return of the matter to the Los Angeles County Superior Court, motions for summary judgment were scheduled. Health Net California's motion for summary judgment was heard by the Court in March 2020. In March 2020, the Court granted Health Net California's motion for summary judgment. In April 2023, the California Court of Appeals affirmed the grant of summary judgment in Health Net California's favor. In June 2023, plaintiff filed a petition for review with the California Supreme Court, which was denied in July 2023.

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

Pharmacy Benefits Management Matters

On March 11, 2021, the State of Ohio filed a civil action against the Company and the Company's subsidiaries, Buckeye Health Plan Community Solutions, Inc. and Envolve, in Franklin County Court of Common Pleas, captioned as Ohio Department of Medicaid, et al. v. Centene Corporation, et al. The complaint alleged breaches of contract with the Ohio Department of Medicaid relating to the provision of PBM services and violations of Ohio law relating to such contracts, including among other things, by (i) seeking payment for services already reimbursed, (ii) not accurately disclosing to the Ohio Department of Medicaid the true cost of the PBM services and (iii) inflating dispensing fees for prescription drugs. The plaintiffs sought an undisclosed sum of money in damages, penalties, and possible termination of the contract with Buckeye Health Plan. The Company has reached a no-fault settlement with the Ohio Attorney General regarding this matter and the complaint was dismissed.

The Company has reached no-fault settlement agreements with the Attorneys General in other states to resolve claims and/or allegations made by those states related to services previously provided by Envolve. Additionally, the Company is in discussions to bring final resolution to similar concerns in other affected states. Consistent with those discussions, the Company recorded a reserve estimate of $1,250 million in the second quarter of 2021 related to this issue, inclusive of the above settlements and rebates that the Company determined in the course of the matter are payable across products. Additional claims, reviews or investigations relating to the Company's historical PBM business across products may be brought by other states, the federal government, or shareholder litigants, and there is no guarantee the Company will have the ability to settle such claims with other states within the reserve estimate the Company has recorded and on other acceptable terms, or at all. This matter is subject to many uncertainties, and an adverse outcome in this matter could have an adverse impact on the Company's financial condition, results of operations and cash flows.

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

Value Creation Plan

We established our Value Creation Plan to drive margin expansion by leveraging our scale and generating sustainable, profitable growth. In addition to creating shareholder value, this plan is an ongoing effort to modernize and improve how we work in order to propel our organization to new levels of success and elevate the member and provider experiences. During the six months ended June 30, 2023, we completed the following key milestones in our Value Creation Plan:

•Completed the divestitures of Magellan Specialty Health, Centurion, our prison healthcare business, HealthSmart, our third-party health plan administration business, and our majority stake in Apixio.

•Completed $777 million of common stock repurchases through our stock repurchase program, which were funded through divestiture proceeds and free cash flow generated from operations. In July 2023, we completed an additional $300 million of common stock repurchases.

•Completed operating model changes initiated in 2022, including streamlining call center management and utilization management.

•Initiated standardization of our pharmacy operating model.

•Launched our cloud-based, next-gen clinical population health platform.

Segments Update

In the first quarter of 2023, and in conjunction with our updated strategic plan, executive leadership realignment, and corresponding 2023 divestitures, we revised the way we manage the business, evaluate performance, and allocate resources, resulting in an updated segment structure comprised of (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. We began reporting under this new segment structure in 2023. Prior year information has been adjusted to reflect the change in segment reporting.

Regulatory Trends and Uncertainties

The United States government, policymakers, and healthcare experts continue to discuss and debate various elements of the United States healthcare model. We remain focused on the promise of delivering access to high-quality, affordable healthcare to all of our members and believe we are well positioned to meet the needs of the changing healthcare landscape.

In contrast to previous executive and legislative efforts to restrict or limit certain provisions of the Affordable Care Act (ACA), legislation and regulations at the federal level over the last few years have contained provisions aimed at leveraging Medicaid and the Health Insurance Marketplace to expand health insurance coverage and affordability to consumers. The American Rescue Plan Act (ARPA), enacted in March 2021, initially enhanced eligibility for the advance premium tax credit for enrollees in the Health Insurance Marketplace, which was extended through the 2025 tax year by the Inflation Reduction Act, enacted in August 2022.

In addition, federal regulators for the Centers for Medicare & Medicaid Services (CMS) have finalized regulations enhancing opportunities for beneficiaries dually enrolled in Medicare and Medicaid to receive integrated care through Medicare Advantage (MA) Dual Eligible Special Needs Plans (D-SNPs). Centene is positioned well given our overlapping Medicaid and MA footprints.

The COVID-19 pandemic has impacted and continues to affect our business as it relates to Medicaid eligibility changes and vaccines and treatments. The Families First Coronavirus Response Act, enacted in March 2020, increased federal matching rates for state Medicaid programs with a requirement that states suspend Medicaid redeterminations throughout the public health emergency (PHE). As a result, since the onset of the PHE through March 2023, our Medicaid membership increased by 3.6 million members (excluding new states North Carolina and Delaware and various state product expansions or managed care organization changes). The Consolidated Appropriations Act, 2023, signed into law on December 29, 2022, delinked the Medicaid continuous coverage requirements from the PHE and, as a result, states began Medicaid disenrollments on April 1, 2023. Per the Act, redeterminations related to the PHE should be initiated within 12 months, by March 31, 2024, and conclude during the second quarter of 2024. Redeterminations in certain states may move at a slower pace due to CMS compliance action to pause and/or complete corrective action prior to disenrolling beneficiaries.

We are taking decisive action to help ensure individuals take the state agency requested action to confirm eligibility in their Medicaid coverage or find other appropriate coverage that is best for themselves and their families. Our Ambetter Health product covers the majority of our Medicaid states, and we believe we are among the best positioned in the healthcare market to capture those transitioning coverage through redeterminations. Although Medicaid continuous coverage requirements were decoupled from the PHE, we are working to address provisions that were tied to the end of the PHE which expired on May 11, 2023, including COVID costs related to vaccines and treatments, coverage requirements, and various other payment structures and electronic prescribing of controlled substances.

We also closely monitor state legislation across our markets and are advocating for and seeing adoption of coverage expansions for Medicaid adult populations (e.g. North Carolina), postpartum, foster care, among others, as well as mitigating adverse legislation addressing pharmacy, prior authorization, and other issues.

We have more than three decades of experience, spanning seven presidents from both sides of the aisle, in delivering high-quality healthcare services on behalf of states and the federal government to under-insured and uninsured families, commercial organizations, and military families. This expertise has allowed us to deliver cost-effective services to our government partners and our members. With healthcare experts maintaining a focus on personalized healthcare technology, we continue to make strategic decisions to accelerate the development of new software platforms and analytical capabilities. We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers, providers, and shareholders.

Second Quarter 2023 Highlights

Our financial performance for the second quarter of 2023 is summarized as follows:

•Managed care membership of 28.4 million, an increase of 2.0 million members, or 7% year-over-year.

•Total revenues of $37.6 billion, representing 5% growth year-over-year.

•Premium and service revenues of $34.8 billion, representing 3% growth year-over-year.

•HBR of 87.0%, compared to 86.7% for the second quarter of 2022.

•SG&A expense ratio of 8.7%, compared to 8.2% for the second quarter of 2022.

•Adjusted SG&A expense ratio of 8.6%, compared to 8.2% for the second quarter of 2022.

•Operating cash flows of $2.5 billion for the second quarter of 2023.

•Diluted earnings per share (EPS) of $1.92, compared to diluted loss per share of $(0.29) for the second quarter of 2022. The diluted loss per share in 2022 was driven by the pre-tax real estate impairment charge of $1.45 billion ($1.80 per share after-tax), related to the reduction in our real estate footprint.

•Adjusted diluted EPS of $2.10, compared to $1.77 for the second quarter of 2022.

A reconciliation from GAAP diluted earnings (loss) to adjusted diluted EPS is highlighted below, and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended June 30,
	2023	2022
GAAP diluted earnings (loss) per share attributable to Centene	$1.92	$(0.29)
Amortization of acquired intangible assets	0.33	0.34
Acquisition and divestiture related expenses	0.02	0.04
Other adjustments (1)	(0.13)	2.45
Income tax effects of adjustments (2)	(0.04)	(0.77)
Adjusted diluted EPS	$2.10	$1.77
(1) Other adjustments include the following pre-tax items:
2023:
(a) gain on the sale of Apixio of $91 million, or $0.16 per share ($0.11 after-tax), gain on the previously reported divestiture of Centurion of $15 million, or $0.02 per share ($0.01 after-tax), an additional loss on the divestiture of our Spanish and Central European businesses of $13 million, or $0.02 per share ($0.01 after-tax), and real estate impairments of $19 million, or $0.03 per share ($0.02 after-tax).

2022:
(b) real estate impairments of $1,454 million, or $2.46 per share ($1.80 after-tax), gain on debt extinguishment of $13 million, or $0.02 per share ($0.01 after-tax), and costs related to the pharmacy benefits management (PBM) legal settlement of $4 million, or $0.01 per share ($0.01 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. The three months ended June 30, 2022, also include an $18 million, or $0.03 per share, increase to the income tax benefit on the previously reported non-cash impairment of our equity method investment in RxAdvance.

Current and Future Operating Drivers

The following items contributed to our results of operations as compared to the previous year:

Medicaid

•In April 2023, eligibility redeterminations related to the PHE began. We expect that these redeterminations will extend over a 14-month period and conclude in the second quarter of 2024. Eligibility suspensions from the onset of the PHE have driven increased membership.

•In April 2023, the state of New York removed pharmacy services for certain of our managed care contracts in connection with the state's transition of pharmacy services to Medicaid fee-for-service.

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

•In July 2022, our subsidiary, Home State Health, commenced the MO HealthNet Managed Care General Plan and Specialty Plan contracts. Under the General Plan, Home State Health continues to serve multiple MO HealthNet programs including Children's Health Insurance members and the state's newly implemented Medicaid expansion population, across all regions of Missouri. Additionally, as the sole provider of the newly awarded Specialty Plan, Home State Health now serves approximately 53,100 foster children and children receiving adoption subsidy assistance.

Medicare

•Medicare membership declined year-over-year due to lower enrollment during the annual enrollment period.

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

Other

•In June 2023, we completed the divestiture of Apixio, repositioning the business with a financial partner that can continue to invest in it. We maintain a close relationship with, and a minority interest in, the business.

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

•In July 2022, we completed the divestiture of PANTHERx Rare (PANTHERx).

We expect the following items to impact our future results of operations:

Medicaid

•In July 2023, our subsidiary, Superior HealthPlan (Superior), announced it entered into a contract to continue to provide healthcare coverage to the aged, blind, or disabled (ABD) population in the state's STAR+PLUS program. The contract is anticipated to begin in September 2024 for a six-year term with a maximum of three additional two-year extensions.

•In June 2023, our subsidiary, Oklahoma Complete Health, was selected by the Oklahoma Health Care Authority for statewide contracts to provide managed care for the SoonerSelect and SoonerSelect Children's Specialty Plan programs. The contracts are anticipated to begin in April 2024 for a one-year term with five, one-year renewal options.

•In March 2023, the state of North Carolina passed legislation for Medicaid Expansion, presenting a growth opportunity in our existing market.

•In December 2022, the year-end spending bill was passed, outlining key coverage expansion provisions, including Children's Health Insurance Program (CHIP) coverage. The provision requires states to provide 12 months of continuous coverage for children under Medicaid and CHIP effective January 2024 and made the state option to extend coverage for postpartum women for up to 12 months permanent.

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

•In September 2022, our subsidiary, Superior, was awarded a new, six-year contract by the Texas Health and Human Services Commission to continue providing youth in foster care with healthcare coverage through the STAR Health Medicaid program. Superior has been the sole provider of STAR Health coverage since the program launched in 2008. The contract is anticipated to begin in September 2023.

•In August 2022, our subsidiary, Magnolia Health Plan (Magnolia), was awarded the Mississippi Division of Medicaid contract. Under the new contract, Magnolia will continue serving the state's Coordinated Care Organization Program, which will consist of the Mississippi Coordinated Access Network and the Mississippi CHIP. The contract is anticipated to begin in July 2024, subject to the resolution of third-party protests.

•In August 2021, our subsidiaries, Carolina Complete Health and WellCare of North Carolina, were selected to coordinate physical and/or other health services with Local Management Entities/Managed Care Organizations under the state's new Tailored Plans. The Tailored Plans are integrated health plans designed for individuals with significant behavioral health needs and intellectual/developmental disabilities. The North Carolina Department of Health and Human Services has delayed the implementation of the Tailored Plans, which is expected to commence at a date still to be determined.

Medicare

•We expect that the decrease in Star quality ratings in the 2023 rating year, which CMS published in October 2022, will adversely impact our 2024 Medicare revenue. The decrease in Star quality ratings is driven by the expiration of certain disaster relief provisions as well as deterioration in select metrics. Over the past year, our leadership team launched a multi-year plan to build and improve quality across the enterprise with a strong focus on enhanced patient experience and access to care.

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

MEMBERSHIP

From June 30, 2022 to June 30, 2023, we increased our managed care membership by 2.0 million, or 7%. The following table sets forth our membership by line of business:

	June 30, 2023	December 31, 2022	June 30, 2022
Traditional Medicaid (1)	14,260,400	14,264,800	13,758,000
High Acuity Medicaid (2)	1,799,200	1,710,000	1,688,000
Total Medicaid (4)	16,059,600	15,974,800	15,446,000
Commercial Marketplace	3,295,200	2,076,100	2,033,300
Commercial Group	435,000	441,100	448,700
Total Commercial	3,730,200	2,517,200	2,482,000
Medicare (3) (4)	1,329,000	1,511,100	1,483,900
Medicare PDP	4,493,700	4,226,000	4,165,500
Total at-risk membership	25,612,500	24,229,100	23,577,400
TRICARE eligibles	2,799,300	2,832,300	2,862,400
Total	28,411,800	27,061,400	26,439,800

(1)	Membership includes Temporary Assistance for Needy Families (TANF), Medicaid Expansion, Children's Health Insurance Program (CHIP), Foster Care, and Behavioral Health.
(2)	Membership includes Aged, Blind, or Disabled (ABD), Intellectual and Developmental Disabilities (IDD), Long-Term Services and Supports (LTSS), and Medicare-Medicaid Plans (MMP) Duals.
(3)	Membership includes Medicare Advantage and Medicare Supplement.
(4)
Membership includes 1,329,100, 1,291,300, and 1,252,600 Dual Eligible Special Needs Plans (D-SNP) beneficiaries for the periods ending June 30, 2023, December 31, 2022, and June 30, 2022, respectively.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and six months ended June 30, 2023 and 2022, prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Summarized comparative financial data for the three and six months ended June 30, 2023 and 2022 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Premium	$33,713	$31,510	7%	$67,538	$63,399	7%
Service	1,125	2,458	(54)%	2,252	4,801	(53)%
Premium and service revenues	34,838	33,968	3%	69,790	68,200	2%
Premium tax	2,770	1,968	41%	6,707	4,921	36%
Total revenues	37,608	35,936	5%	76,497	73,121	5%
Medical costs	29,347	27,312	7%	58,781	55,150	7%
Cost of services	877	2,099	(58)%	1,747	4,087	(57)%
Selling, general and administrative expenses	3,016	2,800	8%	6,027	5,545	9%
Depreciation expense	146	164	(11)%	288	320	(10)%
Amortization of acquired intangible assets	179	199	(10)%	362	398	(9)%
Premium tax expense	2,854	2,041	40%	6,865	5,047	36%
Impairment	18	1,450	(99)%	38	1,450	(97)%
Earnings (loss) from operations	1,171	(129)	n.m.	2,389	1,124	113%
Investment and other income	425	42	n.m.	778	94	n.m.
Debt extinguishment	—	13	n.m.	—	16	n.m.
Interest expense	(181)	(162)	(12)%	(361)	(322)	(12)%
Earnings (loss) before income tax	1,415	(236)	n.m.	2,806	912	208%
Income tax expense (benefit)	360	(65)	n.m.	621	231	169%
Net earnings (loss)	1,055	(171)	n.m.	2,185	681	221%
(Earnings) loss attributable to noncontrolling interests	3	(1)	n.m.	3	(4)	175%
Net earnings (loss) attributable to Centene Corporation	$1,058	$(172)	n.m.	$2,188	$677	223%
Diluted earnings (loss) per common share attributable to Centene Corporation	$1.92	$(0.29)	n.m.	$3.96	$1.15	244%

n.m.: not meaningful

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Total Revenues

The following table sets forth supplemental revenue information for the three months ended June 30, ($ in millions):

	2023	2022	% Change
Medicaid	$24,665	$22,455	10%
Commercial	5,734	4,555	26%
Medicare (1)	5,665	5,639	n.m.
Other	1,544	3,287	(53)%
Total Revenues	$37,608	$35,936	5%

(1)	Medicare includes Medicare Advantage, Medicare Supplement, D-SNPs, and Medicare Prescription Drug Plan (PDP).
n.m.: not meaningful

Total revenues increased 5% in the three months ended June 30, 2023 over the corresponding period in 2022, driven by membership growth in the Marketplace business due to strong product positioning and open enrollment results as well as overall market growth; Medicaid growth, primarily due to the impact of membership growth during the public health emergency, partially offset by reductions as eligibility redeterminations began in the second quarter of 2023; and increased Medicaid premium tax revenue. The decrease in Other revenue was driven by recent divestitures.

Operating Expenses

Medical Costs/HBR

The HBR for the three months ended June 30, 2023, was 87.0%, compared to 86.7% in the same period in 2022. 2023 included the impact of strong growth in Marketplace membership, including continued growth subsequent to the annual enrollment period. Intra-year growth has a higher HBR due to partial year risk adjustment. In addition, the base measurement period of the second quarter of 2022 was impacted by favorable 2021 risk adjustment.

Cost of Services

Cost of services decreased by $1.2 billion in the three months ended June 30, 2023, compared to the corresponding period in 2022. The cost of service ratio for the three months ended June 30, 2023, was 78.0%, compared to 85.4% in the same period in 2022. The decreases were driven by recent divestitures.

Selling, General & Administrative Expenses

The SG&A expense ratio was 8.7% for the second quarter of 2023, compared to 8.2% in the second quarter of 2022. The adjusted SG&A expense ratio was 8.6% for the second quarter of 2023, compared to 8.2% in the second quarter of 2022. The increases were driven by growth in the Marketplace business, which operates at a meaningfully higher SG&A ratio as compared to Medicaid.

Impairment

During the second quarter of 2022, we recorded an impairment charge of $1.45 billion related to the reduction of our real estate footprint consisting of leased and owned real estate assets and related fixed assets. Additional impairments of $18 million were recorded during the second quarter of 2023 related to our ongoing real estate optimization initiatives.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended June 30, ($ in millions):

	2023	2022
Investment and other income	$425	$42
Debt extinguishment	—	13
Interest expense	(181)	(162)
Other income (expense), net	$244	$(107)

Investment and other income. Investment and other income increased by $383 million in the three months ended June 30, 2023 compared to the corresponding period in 2022, driven by higher interest rates on larger investment balances, the $91 million gain on the sale of Apixio and the $15 million gain on the sale of Centurion, partially offset by an additional loss on the sale of our Spanish and Central European businesses of $13 million.

Debt extinguishment. During the second quarter of 2022, we recognized a $13 million pre-tax gain on the extinguishment of debt related to the refinancing of debt for our Circle Health subsidiary.

Interest expense. Interest expense increased by $19 million in the three months ended June 30, 2023, compared to the corresponding period in 2022. The increase was driven by higher interest rates on variable rate debt.

Income Tax Expense

For the three months ended June 30, 2023, we recorded income tax expense of $360 million on pre-tax earnings of $1.4 billion, or an effective tax rate of 25.4%. For the second quarter of 2023, our effective tax rate on adjusted earnings was 24.9%. For the three months ended June 30, 2022, we recorded an income tax benefit of $65 million on pre-tax loss of $236 million, or an effective tax rate of 27.7%. For the second quarter of 2022, our effective tax rate on adjusted earnings was 27.1%.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended June 30, ($ in millions):

	2023	2022	% Change
Total Revenues
Medicaid	$24,665	$22,455	10%
Medicare	5,665	5,639	n.m.
Commercial	5,734	4,555	26%
Other	1,544	3,287	(53)%
Consolidated Total	$37,608	$35,936	5%
Gross Margin (1)
Medicaid	$2,434	$2,229	9%
Medicare	781	813	(4)%
Commercial	1,090	1,026	6%
Other	309	489	(37)%
Consolidated Total	$4,614	$4,557	1%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.
n.m.: not meaningful

Medicaid

Total revenues increased 10% in the three months ended June 30, 2023, compared to the corresponding period in 2022. Gross margin increased $205 million in the three months ended June 30, 2023, compared to the corresponding period in 2022. The increases were primarily due to the impact of membership growth during the public health emergency, partially offset by reductions as eligibility redeterminations began in the second quarter of 2023.

Medicare

Total revenues were flat in the three months ended June 30, 2023, compared to the corresponding period in 2022. Gross margin decreased $32 million in the three months ended June 30, 2023, compared to the corresponding period in 2022, driven by higher outpatient trend.

Commercial

Total revenues increased 26% in the three months ended June 30, 2023, compared to the corresponding period in 2022, primarily driven by 62% membership growth in the Marketplace business, resulting from strong product positioning, open enrollment results, and overall market growth. Gross margin increased $64 million in the three months ended June 30, 2023, compared to the corresponding period in 2022. 2023 included the impact of strong growth in Marketplace membership, including continued growth subsequent to the annual enrollment period. Intra-year growth has a higher HBR due to partial year risk adjustment. In addition, the base measurement period of the second quarter of 2022 was impacted by favorable 2021 risk adjustment.

Other

Total revenues decreased 53% in the three months ended June 30, 2023, compared to the corresponding period in 2022. Gross margin decreased $180 million in the three months ended June 30, 2023, compared to the corresponding period in 2022. Decreases were primarily due to recent divestitures.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Total Revenues

The following table sets forth supplemental revenue information for the six months ended June 30, ($ in millions):

	2023	2022	% Change
Medicaid	$50,829	$46,529	9%
Commercial	10,986	8,687	26%
Medicare (1)	11,541	11,396	1%
Other	3,141	6,509	(52)%
Total Revenues	$76,497	$73,121	5%

(1)	Medicare includes Medicare Advantage, Medicare Supplement, D-SNPs, and Medicare PDP.

Total revenues increased 5% in the six months ended June 30, 2023, over the corresponding period in 2022 driven by 62% membership growth in the Marketplace business due to strong product positioning and open enrollment results as well as overall market growth; Medicaid growth, primarily due to the impact of membership growth during the public health emergency, partially offset by reductions as eligibility redeterminations began in the second quarter of 2023; and increased Medicaid premium tax revenue. The decrease in Other revenue was driven by recent divestitures.

Operating Expenses

Medical Costs/HBR

The HBR for the six months ended June 30, 2023 was 87.0%, compared to 87.0% in the same period in 2022.

Cost of Services

Cost of services decreased by $2.3 billion in the six months ended June 30, 2023, compared to the corresponding period in 2022. The cost of service ratio for the six months ended June 30, 2023 was 77.6%, compared to 85.1% in the same period in 2022. The decreases were driven by recent divestitures.

Selling, General & Administrative Expenses

The SG&A expense ratio for the six months ended June 30, 2023 was 8.6%, compared to 8.1% for the corresponding period in 2022. The adjusted SG&A expense ratio for the six months ended June 30, 2023 was 8.6%, compared to 7.9% for the six months ended June 30, 2022. The increases were driven by growth in the Marketplace business, which operates at a meaningfully higher SG&A ratio as compared to Medicaid.

Impairment

During the second quarter of 2022, we recorded an impairment charge of $1.45 billion related to the reduction of our real estate footprint consisting of leased and owned real estate assets and related fixed assets. Additional impairments of $38 million were recorded during the six months ended June 30, 2023 related to our ongoing real estate optimization initiatives.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the six months ended June 30, ($ in millions):

	2023	2022
Investment and other income	$778	$94
Debt extinguishment	—	16
Interest expense	(361)	(322)
Other income (expense), net	$417	$(212)

Investment and other income. Investment and other income increased by $684 million in the six months ended June 30, 2023, compared to the corresponding period in 2022, driven by higher interest rates on larger investment balances, the $91 million gain on the sale of Apixio, the $79 million gain on the sale of Magellan Specialty Health, and the $15 million gain on the sale of Centurion, partially offset by an additional loss on the sale of our Spanish and Central European businesses of $13 million.

Debt extinguishment. During the second quarter of 2022, we recognized a $13 million pre-tax gain on the extinguishment of debt related to the refinancing of debt for our Circle Health subsidiary. The 2022 debt extinguishment also includes an immaterial gain related to the redemption of Magellan's outstanding Senior Notes in January 2022.

Interest expense. Interest expense increased by $39 million in the six months ended June 30, 2023, compared to the corresponding period in 2022. The increase was driven by higher interest rates on variable rate debt.

Income Tax Expense

For the six months ended June 30, 2023, we recorded income tax expense of $621 million on pre-tax earnings of $2.8 billion, or an effective tax rate of 22.1%. The effective tax rate for 2023 reflects the tax effects of the distribution of long-term stock awards to the estate of the Company's former CEO as well as divestiture gains. For the six months ended June 30, 2023, our effective tax rate on adjusted earnings was 24.6%. For the six months ended June 30, 2022, we recorded income tax expense of $231 million on pre-tax earnings of $912 million, or an effective tax rate of 25.3%.

Segment Results

The following table summarizes our consolidated operating results by segment for the six months ended June 30, ($ in millions):

	2023	2022	% Change
Total Revenues
Medicaid	$50,829	$46,529	9%
Medicare	11,541	11,396	1%
Commercial	10,986	8,687	26%
Other	3,141	6,509	(52)%
Consolidated Total	$76,497	$73,121	5%
Gross Margin (1)
Medicaid	$4,651	$4,575	2%
Medicare	1,649	1,524	8%
Commercial	2,337	1,884	24%
Other	625	980	(36)%
Consolidated Total	$9,262	$8,963	3%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Medicaid

Total revenues increased 9% in the six months ended June 30, 2023, compared to the corresponding period in 2022. Gross margin increased $76 million in the six months ended June 30, 2023, compared to the corresponding period in 2022. The increases were primarily due to the impact of membership growth during the public health emergency, partially offset by reductions as eligibility redeterminations began in the second quarter of 2023.

Medicare

Total revenues increased 1% in the six months ended June 30, 2023, compared to the corresponding period in 2022. Gross margin increased $125 million in the six months ended June 30, 2023, compared to the corresponding period in 2022. Increases were primarily driven by bid positioning, partially offset by higher outpatient trend in the second quarter of 2023.

Commercial

Total revenues increased 26% in the six months ended June 30, 2023, compared to the corresponding period in 2022. Gross margin increased $453 million in the six months ended June 30, 2023, compared to the corresponding period in 2022. Increases were primarily driven by 62% membership growth in the Marketplace business, resulting from strong product positioning, open enrollment results, and overall market growth.

Other

Total revenues decreased 52% in the six months ended June 30, 2023, compared to the corresponding period in 2022. Gross margin decreased $355 million in the six months ended June 30, 2023, compared to the corresponding period in 2022. Decreases were primarily due to recent divestitures.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$6,815	$4,505
Net cash (used in) investing activities	(677)	(3,145)
Net cash (used in) financing activities	(933)	(984)
Effect of exchange rate changes on cash and cash equivalents	(7)	(9)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$5,198	$367

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $6.8 billion in the six months ended June 30, 2023, compared to $4.5 billion in the comparable period in 2022. Cash flows provided by operations in 2023 were driven by net earnings and increases in unearned revenue and accounts payable driven by the early receipt of payments from CMS.

Cash flows provided by operations in 2022 were primarily driven by net earnings before the non-cash real estate impairment charge and an increase in medical claims liabilities partially due to timing of state-directed payments.

Cash Flows Used in Investing Activities

Investing activities used cash of $677 million in the six months ended June 30, 2023, and $3.1 billion in the comparable period in 2022. Cash flows used in investing activities in 2023 primarily consisted of net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures, partially offset by divestiture proceeds.

In 2022, cash flows used in investing activities primarily related to our acquisition of Magellan and net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments).

We spent $440 million and $524 million in the six months ended June 30, 2023 and 2022, respectively, on capital expenditures the majority of which is driven by system enhancements and computer hardware.

As of June 30, 2023, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.4 years. We had unregulated cash and investments of $1.0 billion at June 30, 2023 compared to $1.4 billion at December 31, 2022.

Cash Flows Used in Financing Activities

Financing activities used cash of $933 million in the six months ended June 30, 2023, compared to using cash of $984 million in the comparable period in 2022. Financing activities in 2023 were driven by stock repurchases of $828 million.

Financing activities in 2022 were driven by the redemption of Magellan's outstanding debt of $535 million acquired in the transaction using Magellan's cash on hand and stock repurchases of $420 million.

Liquidity Metrics

We have a stock repurchase program authorizing us to repurchase common stock from time to time on the open market or through privately negotiated transactions. In 2022, the Company's Board of Directors authorized up to a cumulative total of $6.0 billion of repurchases under the program.

During the quarter, we repurchased 6.0 million shares of common stock for $400 million under the stock repurchase program. We have approximately $2.0 billion remaining under the program for repurchases as of June 30, 2023. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. Refer to Note 10. Stockholders' Equity for further information on stock repurchases.

As of June 30, 2023, we had an aggregate principal amount of $15.7 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain restrictive covenants. As of June 30, 2023, we were in compliance with all covenants.

As part of our capital allocation strategy, we may decide to repurchase debt or raise capital through the issuance of debt in the form of senior notes. In June 2022, the Company's Board of Directors also authorized a new $1.0 billion senior note debt repurchase program. No repurchases were made during the quarter ended June 30, 2023. As of June 30, 2023, there was $700 million available under the senior note debt repurchase program.

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains customary covenants as well as financial covenants including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 4.0 to 1.0. As of June 30, 2023, we had $61 million of borrowings outstanding under our Revolving Credit Facility, $2.2 billion of borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of June 30, 2023, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $164 million as of June 30, 2023, which were not part of our revolving credit facility. The letters of credit bore weighted interest of 0.7% as of June 30, 2023. In addition, we had outstanding surety bonds of $888 million as of June 30, 2023.

At June 30, 2023, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 41.1%, compared to 42.7% at December 31, 2022. The debt to capital ratio decrease was driven by net earnings partially offset by stock repurchases in the quarter. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

At June 30, 2023, we had working capital, defined as current assets less current liabilities, of $3.6 billion, compared to $1.7 billion at December 31, 2022. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

2023 Expectations

During the remainder of 2023, we expect to receive net dividends from our insurance subsidiaries of approximately $1.2 billion and spend approximately $400 million in additional capital expenditures. In July 2023, we made additional purchases of $300 million through our stock repurchase program.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our Revolving Credit Facility will be sufficient to finance our general operations and capital expenditures for at least 12 months from the date of this filing. While we are currently in a strong liquidity position and believe we have adequate access to capital, we may elect to increase borrowings on our Revolving Credit Facility. Our long-term liquidity position is stable, with our senior notes maturing between December 2027 and August 2031, and our Revolving Credit Facility maturing in August 2026. From time to time we may elect to raise additional funds for working capital and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing or redemption opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the six months ended June 30, 2023, we received dividends of $1.1 billion from and made $151 million of capital contributions to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate risk-based capital (RBC) level as of December 31, 2022, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We intend to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2023.

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

The NAIC has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of June 30, 2023, each of our health plans was in compliance with the RBC requirements enacted in those states.

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

CRITICAL ACCOUNTING ESTIMATES

Please see "Critical Accounting Estimates in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2022 Annual Report on Form 10-K for a description of our Critical Accounting Estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of June 30, 2023, we had short-term investments of $2.2 billion and long-term investments of $17.5 billion, including restricted deposits of $1.4 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government sponsored obligations, life insurance contracts, asset-backed securities, and equity securities, and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states' requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2023, the fair value of our fixed income investments would decrease by approximately $616 million.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities Second Quarter 2023 (Shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions) (3)
April 1, 2023 - April 30, 2023	3,025	$66.77	2,994	$2,229
May 1, 2023 - May 31, 2023	12	67.34	—	2,229
June 1, 2023 - June 30, 2023	3,062	65.93	3,034	2,029
Total	6,099	$66.36	6,028	$2,029

(1)	Includes 71 thousand shares relinquished to the Company by certain employees for payment of taxes.
(2)	Average price paid per share excludes share repurchase excise tax of $3 million accrued as of June 30, 2023.
(3)	A remaining amount of approximately $2.0 billion is available under the stock repurchase program as of June 30, 2023.

Item 6. Exhibits.

EXHIBIT NUMBER		DESCRIPTION

10.1	*	Form of Restricted Stock Agreement (Directors)

10.2
First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of May 31, 2023, by and among Centene Corporation, the several banks and other financial institutions party thereto, and Wells Fargo Bank, National Association, as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2023).

31.1		Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104		Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 28, 2023.

CENTENE CORPORATION

By:	/s/ SARAH M. LONDON
Chief Executive Officer (principal executive officer)

By:	/s/ ANDREW L. ASHER
Executive Vice President, Chief Financial Officer (principal financial officer)

By:	/s/ KATIE N. CASSO
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)