Form 10-Q
period 2023-09-30
CENTENE CORP
filed 2023-10-24
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 20, 2023, the registrant had 534,201 thousand shares of common stock outstanding.

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
•changes in senior management, loss of one or more key personnel or an inability to attract, hire, integrate and retain skilled personnel;
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
•the exertion of management's time and our resources, and other expenses incurred and business changes required in connection with complying with the terms of our contracts and the undertakings in connection with any regulatory, governmental, or third party consents or approvals for acquisitions or dispositions;
•any changes in expected closing dates, estimated purchase price, or accretion for acquisitions or dispositions, including due to the timing of regulatory approval for the pending sale of Circle Health Group (Circle Health);
•losses in our investment portfolio;
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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes amortization of acquired intangible assets, acquisition and divestiture related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company's core performance over time.

The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

GAAP net earnings attributable to Centene	$469	$738	$2,657	$1,415
Amortization of acquired intangible assets	180	211	542	609
Acquisition and divestiture related expenses	16	30	52	149
Other adjustments (1)	472	(222)	345	1,225
Income tax effects of adjustments (2)	(55)	(2)	(190)	(521)
Adjusted net earnings	$1,082	$755	$3,406	$2,877

GAAP diluted earnings per share (EPS) attributable to Centene	$0.87	$1.27	$4.85	$2.41
Amortization of acquired intangible assets	0.33	0.36	0.99	1.04
Acquisition and divestiture related expenses	0.03	0.05	0.09	0.25
Other adjustments (1)	0.87	(0.38)	0.63	2.09
Income tax effects of adjustments (2)	(0.10)	—	(0.35)	(0.89)
Adjusted diluted EPS	$2.00	$1.30	$6.21	$4.90
(1) Other adjustments include the following pre-tax items:
2023:
(a) for the three months ended September 30, 2023: Circle Health impairment of $251 million, or $0.46 per share ($0.50 after-tax), Operose Health impairment of $142 million, or $0.26 per share ($0.24 after-tax), real estate impairments of $47 million, or $0.09 per share ($0.09 after-tax), severance costs due to a restructuring of $22 million, or $0.04 per share ($0.03 after-tax), and a reduction to the previously recorded gain on the sale of Magellan Rx of $10 million, or $0.02 per share ($0.00 after-tax);

(b) for the nine months ended September 30, 2023: Circle Health impairment of $251 million, or $0.46 per share ($0.49 after-tax), Operose Health impairment of $142 million, or $0.26 per share ($0.24 after-tax), real estate impairments of $92 million, or $0.17 per share ($0.15 after-tax), gain on the sale of Apixio of $91 million, or $0.17 per share ($0.12 after-tax), gain on the sale of Magellan Specialty Health of $79 million, or $0.14 per share ($0.12 after-tax), severance costs due to a restructuring of $22 million, or $0.04 per share ($0.03 after-tax), gain on the previously reported divestiture of Centurion of $15 million, or $0.03 per share ($0.02 after-tax), an additional loss on the divestiture of our Spanish and Central European businesses of $13 million, or $0.02 per share ($0.01 after-tax), and a reduction to the previously recorded gain on the sale of Magellan Rx of $10 million, or $0.02 per share ($0.00 after-tax).

2022:
(a) for the three months ended September 30, 2022: gain on the sale of PANTHERx Rare (PANTHERx) of $490 million, or $0.84 per share ($0.65 after-tax), impairment of assets associated with the divestiture of our Spanish and Central European businesses of $165 million, or $0.28 per share ($0.23 after-tax), real estate impairments of $127 million, or $0.22 per share ($0.16 after-tax), increase to the previously reported gain on the divestiture of U.S. Medical Management (USMM) due to the finalization of working capital adjustments of $13 million, or $0.02 per share ($0.01 after-tax), gain on debt extinguishment related to the repurchases of senior notes of $10 million, or $0.02 per share ($0.01 after-tax), and an adjustment to the costs related to the PBM legal settlement of $1 million, or $0.00 per share ($0.00 after-tax);

(b) for the nine months ended September 30, 2022: real estate impairments of $1,581 million, or $2.69 per share ($1.98 after-tax), gain on the sale of PANTHERx of $490 million, or $0.83 per share ($0.65 after-tax), impairment of assets associated with the divestiture of our Spanish and Central European businesses of $165 million, or $0.28 per share ($0.23 after-tax), gain on debt extinguishment of $23 million, or $0.04 per share ($0.03 after-tax), increase to the previously reported gain on the divestiture of USMM due to the finalization of working capital adjustments of $13 million, or $0.02 per share ($0.02 after-tax), and costs related to the PBM legal settlement of $5 million, or $0.01 per share ($0.01 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. In addition, the nine months ended September 30, 2023, include a one-time income tax benefit of $69 million, or $0.12 per share, resulting from the distribution of long-term stock awards to the estate of the Company's former CEO. The nine months ended September 30, 2022, also include an $18 million, or $0.03 per share, increase to the income tax benefit on the previously reported non-cash impairment of our equity method investment in RxAdvance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

GAAP selling, general and administrative expenses	$3,048	$2,846	$9,075	$8,391
Less:
Acquisition and divestiture related expenses	16	28	52	149
Restructuring costs	22	—	22	—
Costs related to the PBM legal settlement	—	1	—	5
Real estate optimization	—	3	7	7
Adjusted selling, general and administrative expenses	$3,010	$2,814	$8,994	$8,230

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,190	$12,074
Premium and trade receivables	15,503	13,272
Short-term investments	2,241	2,321
Other current assets	5,471	2,461
Total current assets	41,405	30,128
Long-term investments	15,234	14,684
Restricted deposits	1,343	1,217
Property, software and equipment, net	2,004	2,432
Goodwill	17,558	18,812
Intangible assets, net	6,277	6,911
Other long-term assets	560	2,686
Total assets	$84,381	$76,870
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liability	$17,141	$16,745
Accounts payable and accrued expenses	15,081	9,525
Return of premium payable	2,160	1,634
Unearned revenue	2,356	478
Current portion of long-term debt	113	82
Total current liabilities	36,851	28,464
Long-term debt	17,888	17,938
Deferred tax liability	577	615
Other long-term liabilities	3,649	5,616
Total liabilities	58,965	52,633
Commitments and contingencies
Redeemable noncontrolling interests	21	56
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 614,956 issued and 534,596 outstanding at September 30, 2023, and 607,847 issued and 550,754 outstanding at December 31, 2022	1	1
Additional paid-in capital	20,243	20,060
Accumulated other comprehensive (loss)	(1,122)	(1,132)
Retained earnings	11,998	9,341
Treasury stock, at cost (80,360 and 57,093 shares, respectively)	(5,825)	(4,213)
Total Centene stockholders' equity	25,295	24,057
Nonredeemable noncontrolling interest	100	124
Total stockholders' equity	25,395	24,181
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$84,381	$76,870
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Premium	$33,866	$31,848	$101,404	$95,247
Service	1,101	1,878	3,353	6,679
Premium and service revenues	34,967	33,726	104,757	101,926
Premium tax	3,075	2,139	9,782	7,060
Total revenues	38,042	35,865	114,539	108,986
Expenses:
Medical costs	29,479	28,111	88,260	83,261
Cost of services	856	1,571	2,603	5,658
Selling, general and administrative expenses	3,048	2,846	9,075	8,391
Depreciation expense	148	150	436	470
Amortization of acquired intangible assets	180	211	542	609
Premium tax expense	3,156	2,211	10,021	7,258
Impairment	440	289	478	1,739
Total operating expenses	37,307	35,389	111,415	107,386
Earnings from operations	735	476	3,124	1,600
Other income (expense):
Investment and other income	214	692	992	786
Debt extinguishment	—	10	—	26
Interest expense	(181)	(169)	(542)	(491)
Earnings before income tax	768	1,009	3,574	1,921
Income tax expense	293	269	914	500
Net earnings	475	740	2,660	1,421
(Earnings) attributable to noncontrolling interests	(6)	(2)	(3)	(6)
Net earnings attributable to Centene Corporation	$469	$738	$2,657	$1,415

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$0.87	$1.29	$4.86	$2.44
Diluted earnings per common share	$0.87	$1.27	$4.85	$2.41

Weighted average number of common shares outstanding:
Basic	539,535	573,961	546,374	580,277
Diluted	541,270	580,607	548,412	587,084

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net earnings	$475	$740	$2,660	$1,421
Change in unrealized gain (loss) on investments	(235)	(503)	(124)	(1,664)
Change in unrealized gain (loss) on investments, tax effect	56	120	29	397
Change in unrealized gain (loss) on investments, net of tax	(179)	(383)	(95)	(1,267)
Reclassification adjustment, net of tax	57	3	61	12
Foreign currency translation adjustments, net of tax	(22)	(101)	24	(216)
Net unrealized gain on cash flow hedge, net of tax	20	—	20	—
Other comprehensive earnings (loss)	(124)	(481)	10	(1,471)
Comprehensive earnings (loss)	351	259	2,670	(50)
Comprehensive (earnings) attributable to noncontrolling interests	(6)	(2)	(3)	(6)
Comprehensive earnings (loss) attributable to Centene Corporation	$345	$257	$2,667	$(56)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2023

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2022	607,847	$1	$20,060	$(1,132)	$9,341	57,093	$(4,213)	$124	$24,181
Comprehensive Earnings:
Net earnings	—	—	—	—	1,130	—	—	—	1,130
Other comprehensive earnings, net of $61 tax	—	—	—	217	—	—	—	—	217
Common stock issued for employee benefit plans	6,508	—	12	—	—	—	—	—	12
Common stock repurchases	—	—	—	—	—	5,548	(423)	—	(423)
Stock compensation expense	—	—	61	—	—	—	—	—	61
Purchase of redeemable noncontrolling interest	—	—	(12)	—	—	—	—	—	(12)
Balance, March 31, 2023	614,355	$1	$20,121	$(915)	$10,471	62,641	$(4,636)	$124	$25,166
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	1,058	—	—	(3)	1,055
Other comprehensive loss, net of $(34) tax	—	—	—	(83)	—	—	—	—	(83)
Common stock issued for employee benefit plans	388	—	9	—	—	—	—	—	9
Common stock repurchases	—	—	—	—	—	6,099	(408)	—	(408)
Stock compensation expense	—	—	56	—	—	—	—	—	56
Purchase of non-redeemable noncontrolling interests	—	—	(3)	—	—	—	—	(24)	(27)
Balance, June 30, 2023	614,743	$1	$20,183	$(998)	$11,529	68,740	$(5,044)	$97	$25,768
Comprehensive Earnings:
Net earnings	—	—	—	—	469	—	—	3	472
Other comprehensive loss, net of $(34) tax	—	—	—	(124)	—	—	—	—	(124)
Common stock issued for employee benefit plans	213	—	11	—	—	—	—	—	11
Common stock repurchases	—	—	—	—	—	11,620	(781)	—	(781)
Stock compensation expense	—	—	50	—	—	—	—	—	50
Purchase of non-redeemable noncontrolling interests	—	—	(1)	—	—	—	—	—	(1)
Balance, September 30, 2023	614,956	$1	$20,243	$(1,122)	$11,998	80,360	$(5,825)	$100	$25,395

Three and Nine Months Ended September 30, 2022

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2021	602,704	$1	$19,672	$77	$8,139	20,225	$(1,094)	$145	$26,940
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	849	—	—	(1)	848
Other comprehensive loss, net of $(171) tax	—	—	—	(562)	—	—	—	—	(562)
Common stock issued for employee benefit plans	3,221	—	28	—	—	—	—	—	28
Fair value of unvested equity awards in connection with acquisition	—	—	60	—	—	—	—	—	60
Common stock repurchases	—	—	—	—	—	846	(71)	—	(71)
Stock compensation expense	—	—	70	—	—	—	—	—	70
Balance, March 31, 2022	605,925	$1	$19,830	$(485)	$8,988	21,071	$(1,165)	$144	$27,313
Comprehensive Earnings:
Net (loss)	—	—	—	—	(172)	—	—	(3)	(175)
Other comprehensive loss, net of $(106) tax	—	—	—	(428)	—	—	—	—	(428)
Common stock issued for employee benefit plans	519	—	10	—	—	—	—	—	10
Common stock repurchases	—	—	—	—	—	4,249	(349)	—	(349)
Stock compensation expense	—	—	59	—	—	—	—	—	59
Balance, June 30, 2022	606,444	$1	$19,899	$(913)	$8,816	25,320	$(1,514)	$141	$26,430
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	738	—	—	(2)	736
Other comprehensive loss, net of $(120) tax	—	—	—	(481)	—	—	—	—	(481)
Common stock issued for employee benefit plans	487	—	24	—	—	—	—	—	24
Common stock repurchases	—	—	(200)	—	—	11,520	(1,043)	—	(1,243)
Stock compensation expense	—	—	51	—	—	—	—	—	51
Reclassification to redeemable	—	—	—	—	—	—	—	17	17
Balance, September 30, 2022	606,931	$1	$19,774	$(1,394)	$9,554	36,840	$(2,557)	$156	$25,534

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$2,660	$1,421
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	978	1,079
Stock compensation expense	167	180
Impairment	478	1,739
(Gain) loss on debt extinguishment	—	(26)
Deferred income taxes	14	(682)
(Gain) loss on divestitures	(172)	(503)
Other adjustments, net	158	164
Changes in assets and liabilities
Premium and trade receivables	(2,329)	(1,274)
Other assets	(103)	152
Medical claims liabilities	401	1,976
Unearned revenue	1,878	1,964
Accounts payable and accrued expenses	3,127	686
Other long-term liabilities	583	863
Other operating activities, net	(4)	98
Net cash provided by operating activities	7,836	7,837
Cash flows from investing activities:
Capital expenditures	(576)	(771)
Purchases of investments	(4,729)	(5,118)
Sales and maturities of investments	4,373	2,842
Acquisitions, net of cash acquired	—	(1,457)
Divestiture proceeds, net of divested cash	690	1,362
Net cash (used in) investing activities	(242)	(3,142)
Cash flows from financing activities:
Proceeds from long-term debt	2,170	357
Payments and repurchases of long-term debt	(1,970)	(1,202)
Common stock repurchases	(1,602)	(1,663)
Proceeds from common stock issuances	32	62
Payments for debt extinguishment	—	(14)
Purchase of noncontrolling interest	(87)	—
Other financing activities, net	—	(5)
Net cash (used in) financing activities	(1,457)	(2,465)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	19	(37)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	6,156	2,193
Cash and cash equivalents reclassified from (to) held for sale	(36)	(192)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	12,330	13,214
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$18,450	$15,215
Supplemental disclosures of cash flow information:
Interest paid	$496	$462
Income taxes paid	$759	$448

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	September 30,
	2023	2022
Cash and cash equivalents	$18,190	$14,987
Restricted cash and cash equivalents, included in restricted deposits	260	228
Total cash, cash equivalents, and restricted cash and cash equivalents	$18,450	$15,215

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

The Medicaid, Medicare, and Commercial segments represent the government-sponsored or subsidized programs under which the Company offers managed healthcare services. Specifically, the Medicaid segment includes the Temporary Assistance for Needy Families (TANF) program, Medicaid Expansion programs, the Aged, Blind, or Disabled (ABD) program, the Children's Health Insurance Program (CHIP), Long-Term Services and Supports (LTSS), Foster Care, Medicare-Medicaid Plans (MMP), which cover beneficiaries who are dually eligible for Medicaid and Medicare, and other state-based programs. The Medicare segment includes Medicare Advantage, Medicare Supplement, Dual Eligible Special Needs Plans (D-SNPs), and Medicare Prescription Drug Plans (PDPs), also known as Medicare Part D. The Commercial segment includes the Health Insurance Marketplace product along with individual, small group, and large group commercial health insurance products. The Other segment includes the Company's pharmacy operations, vision and dental services, clinical healthcare, behavioral health, international operations, and corporate management companies, among others.

Accounting Guidance Not Yet Adopted

The Company has determined that there are no recently issued accounting pronouncements that will have a material impact on its consolidated financial position, results of operations, or cash flows.

2. Acquisitions and Divestitures

On January 5, 2023, the Company completed the divestiture of HealthSmart, its third-party health plan administration business.

On January 10, 2023, the Company signed and closed on a definitive agreement to divest Centurion, its prison healthcare business. During 2022, the Company recorded impairment charges related to goodwill and other current assets associated with the divestiture. During the second quarter of 2023, the Company recognized a $15 million gain on the divestiture of the Centurion business reflecting additional proceeds for contingent consideration, partially offset by net working capital adjustments. The gain is included in investment and other income in the Consolidated Statements of Operations.

On January 20, 2023, the Company completed the divestiture of Magellan Specialty Health for approximately $646 million in cash and stock, including an estimated working capital adjustment, and recognized a pre-tax gain of $79 million. The stock consideration was subsequently sold in April 2023 for cash proceeds of $245 million. The Company could also receive up to an additional $150 million in cash and stock in 2024 based on certain 2023 performance metrics. The Company will recognize the appropriate amount of contingent consideration related to the additional $150 million when realized or realizable.

On June 13, 2023, the Company completed the divestiture of its majority stake in Apixio. The Company recognized a pre-tax gain of $91 million, or $63 million after-tax, which is included in investment and other income in the Consolidated Statements of Operations.

During the second quarter of 2023, the Company recognized an additional $13 million expense related to the divestiture of its Spanish and Central European businesses, in addition to the previously recorded impairment charge of $163 million, or $140 million after-tax. The expense is included in investment and other income in the Consolidated Statements of Operations.

Circle Health Group Divestiture

On August 28, 2023, the Company signed a definitive agreement to sell Circle Health Group (Circle Health), one of the U.K.'s largest independent hospital operators, which is included in the Other segment. As of September 30, 2023, the assets and liabilities of Circle Health were considered held for sale resulting in $3,744 million of assets held for sale in other current assets and $2,947 million of liabilities held for sale in accounts payable and accrued expenses in the Consolidated Balance Sheet. The majority of the held for sale assets were previously reported as other long-term assets, goodwill and property, software and equipment. The majority of the liabilities were previously reported as debt and other long-term liabilities.

During the third quarter of 2023, the Company recorded an impairment charge related to goodwill associated with the pending divestiture of $251 million, or $269 million after-tax.

In order to manage the foreign exchange risk on the sale price associated with the pending divestiture of Circle Health, in August 2023 the Company entered into a foreign currency swap agreement for a notional amount of $931 million, to sell £740 million. The swap agreement was formally designated and qualified as a cash flow hedge. The swap expires on March 28, 2024. The gain or loss due to changes in the fair value of the foreign currency swap is recorded in other comprehensive income until the Circle Health divestiture closes, at which time the gain or loss will be recorded in earnings to the same line in the Consolidated Statement of Operations as the gain or loss on sale. The fair value of the swap agreement as of September 30, 2023 was $27 million, which was recorded in other current assets in the Consolidated Balance Sheet.

3. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	September 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$421	$—	$(13)	$408	$695	$—	$(16)	$679
Corporate securities	9,922	2	(750)	9,174	10,127	12	(778)	9,361
Restricted certificates of deposit	4	—	—	4	4	—	—	4
Restricted cash equivalents	260	—	—	260	256	—	—	256
Short-term time deposits	470	—	—	470	204	—	—	204
Municipal securities	3,931	1	(294)	3,638	4,055	6	(280)	3,781
Asset-backed securities	1,633	2	(52)	1,583	1,396	—	(70)	1,326
Residential mortgage-backed securities	1,475	—	(172)	1,303	1,165	2	(121)	1,046
Commercial mortgage-backed securities	1,100	—	(112)	988	961	—	(99)	862
Equity securities	2	—	—	2	5	—	—	5
Private equity investments	810	—	—	810	529	—	—	529
Life insurance contracts	178	—	—	178	169	—	—	169
Total	$20,206	$5	$(1,393)	$18,818	$19,566	$20	$(1,364)	$18,222

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments, and life insurance contracts. Private equity investments include direct investments in private equity securities as well as private equity funds. The Company's investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets with a focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of September 30, 2023, 99% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At September 30, 2023, the Company held certificates of deposit, equity securities, private equity investments, and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $144 million and $132 million at September 30, 2023 and December 31, 2022, respectively, and is included in other current assets in the Consolidated Balance Sheets.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association, or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 4 years at September 30, 2023.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	September 30, 2023				December 31, 2022
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(1)	$161	$(12)	$247	$(5)	$342	$(11)	$184
Corporate securities	(76)	2,470	(674)	6,393	(340)	5,368	(438)	3,400
Municipal securities	(44)	1,308	(250)	2,211	(142)	2,437	(138)	995
Asset-backed securities	(7)	486	(45)	946	(29)	786	(41)	486
Residential mortgage-backed securities	(23)	517	(149)	786	(55)	629	(66)	352
Commercial mortgage-backed securities	(11)	228	(101)	748	(49)	513	(50)	330
Total	$(162)	$5,170	$(1,231)	$11,331	$(620)	$10,075	$(744)	$5,747

As of September 30, 2023, the gross unrealized losses were generated from 6,355 positions out of a total of 6,604 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

In addition, the Company monitors available-for-sale debt securities for credit losses. Certain investments have experienced a decline in fair value due to changes in credit quality, market interest rates, and/or general economic conditions. The Company recognizes an allowance when evidence demonstrates that the decline in fair value is credit related. Evidence of a credit-related loss may include rating agency actions, adverse conditions specifically related to the security, or failure of the issuer of the security to make scheduled payments.

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	September 30, 2023				December 31, 2022
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,121	$2,091	$537	$534	$2,207	$2,179	$534	$532
One year through five years	7,421	6,906	531	496	7,651	7,147	524	490
Five years through ten years	3,931	3,501	312	282	4,066	3,613	224	195
Greater than ten years	123	113	32	31	135	129	—	—
Asset-backed securities	4,208	3,874	—	—	3,522	3,234	—	—
Total	$17,804	$16,485	$1,412	$1,343	$17,581	$16,302	$1,282	$1,217

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

The following table summarizes fair value measurements by level at September 30, 2023, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$18,190	$—	$—	$18,190
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$81	$—	$—	$81
Corporate securities	—	9,142	—	9,142
Municipal securities	—	2,918	—	2,918
Short-term time deposits	—	470	—	470
Asset-backed securities	—	1,583	—	1,583
Residential mortgage-backed securities	—	1,303	—	1,303
Commercial mortgage-backed securities	—	988	—	988
Equity securities	—	2	—	2
Total investments	$81	$16,406	$—	$16,487
Restricted deposits:
Cash and cash equivalents	$260	$—	$—	$260
U.S. Treasury securities and obligations of U.S. government corporations and agencies	327	—	—	327
Corporate securities	—	32	—	32
Certificates of deposit	—	4	—	4
Municipal securities	—	720	—	720
Total restricted deposits	$587	$756	$—	$1,343
Other current assets:
Foreign currency swap agreement	$—	$27	$—	$27
Total assets at fair value	$18,858	$17,189	$—	$36,047

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

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $988 million and $698 million as of September 30, 2023 and December 31, 2022, respectively.

5. Goodwill and Intangible Assets

As discussed in Note 1. Organization and Operations, in the first quarter of 2023, the Company updated its segment structure. Prior year information has been adjusted to reflect the change in segment reporting.

The following table summarizes the changes in goodwill by operating segment ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, December 31, 2021	$10,194	$1,592	$5,424	$2,561	$19,771
Acquisition and purchase accounting adjustments	—	—	—	1,077	1,077
Divestitures	—	—	—	(1,533)	(1,533)
Reallocation	4	—	—	(4)	—
Impairments	—	—	—	(370)	(370)
Translation impact	—	—	—	(133)	(133)
Balance, December 31, 2022	$10,198	$1,592	$5,424	$1,598	$18,812
Divestitures	—	—	—	(933)	(933)
Impairments	—	—	—	(348)	(348)
Translation impact	—	—	—	27	27
Balance, September 30, 2023	$10,198	$1,592	$5,424	$344	$17,558

The decrease in the Other segment goodwill in 2023 was primarily driven by the pending divestiture of Circle Health, which resulted in held for sale accounting and an impairment of $251 million as discussed in Note 2. Acquisitions and Divestitures, and an impairment of the Company's Operose Health business based on market indicators of fair value.

6. Medical Claims Liability

As discussed in Note 1. Organization and Operations, in the first quarter of 2023, the Company updated its segment structure. Prior year information has been adjusted to reflect the change in segment reporting.

The following table summarizes the change in medical claims liability for the nine months ended September 30, 2023 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2023	$11,253	$3,431	$1,921	$140	$16,745
Less: Reinsurance recoverable	7	—	19	—	26
Balance, January 1, 2023, net	11,246	3,431	1,902	140	16,719
Incurred related to:
Current year	60,379	14,680	13,994	1,095	90,148
Prior years	(1,303)	(326)	(256)	(3)	(1,888)
Total incurred	59,076	14,354	13,738	1,092	88,260
Paid related to:
Current year	50,774	12,069	11,575	984	75,402
Prior years	8,517	2,452	1,376	136	12,481
Total paid	59,291	14,521	12,951	1,120	87,883
Balance, September 30, 2023, net	11,031	3,264	2,689	112	17,096
Plus: Reinsurance recoverable	4	—	41	—	45
Balance, September 30, 2023	$11,035	$3,264	$2,730	$112	$17,141

The following table summarizes the change in medical claims liability for the nine months ended September 30, 2022 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2022	$9,845	$2,286	$2,014	$98	$14,243
Less: Reinsurance recoverable	23	—	—	—	23
Balance, January 1, 2022, net	9,822	2,286	2,014	98	14,220
Acquisitions and divestitures	—	—	—	249	249
Incurred related to:
Current year	57,074	14,624	10,609	2,150	84,457
Prior years	(966)	(22)	(193)	(15)	(1,196)
Total incurred	56,108	14,602	10,416	2,135	83,261
Paid related to:
Current year	47,481	11,603	9,046	2,175	70,305
Prior years	7,343	1,963	1,580	82	10,968
Total paid	54,824	13,566	10,626	2,257	81,273
Balance, September 30, 2022, net	11,106	3,322	1,804	225	16,457
Plus: Reinsurance recoverable	8	—	—	—	8
Balance, September 30, 2022	$11,114	$3,322	$1,804	$225	$16,465

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of development within "Incurred related to: Prior years," the Company recorded $341 million and $121 million as a reduction to premium revenue in the nine months ended September 30, 2023 and 2022, respectively, for minimum health benefits ratio (HBR) and other return of premium programs.

Incurred but not reported (IBNR) plus expected development on reported claims as of September 30, 2023 was $11,661 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims, and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, and other relevant factors.

7. Affordable Care Act

The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual medical loss ratio (MLR) and cost sharing reductions.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	September 30, 2023	December 31, 2022
Risk adjustment receivable	$1,130	$838
Risk adjustment payable	(2,312)	(780)
Minimum medical loss ratio	(90)	(103)
Cost sharing reduction payable	(104)	(99)

In June 2023, the Centers for Medicare and Medicaid Services (CMS) announced the final risk adjustment transfers for the 2022 benefit year. As a result of and subsequent to the announcement, the Company increased its risk adjustment net receivables by $244 million from December 31, 2022. After consideration of minimum MLR and other related impacts, the net pre-tax benefit recognized was approximately $198 million in the nine months ended September 30, 2023.

8. Debt

Debt consists of the following ($ in millions):

	September 30, 2023	December 31, 2022
$2,500 million 4.25% Senior Notes due December 15, 2027	$2,395	$2,393
$2,300 million 2.45% Senior Notes due July 15, 2028	2,303	2,303
$3,500 million 4.625% Senior Notes due December 15, 2029	3,277	3,277
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes due March 1, 2031	2,200	2,200
$1,300 million 2.625% Senior Notes due August 1, 2031	1,300	1,300
Total senior notes	15,675	15,673
Term Loan Facility	2,142	2,183
Revolving Credit Agreement	309	58
Finance leases and other	3	253
Debt issuance costs	(128)	(147)
Total debt	18,001	18,020
Less: current portion	(113)	(82)
Long-term debt	$17,888	$17,938

In May 2023, the Company entered into a first amendment to the Company's Fourth Amended and Restated Credit Agreement. The amendment removed and replaced the interest rate benchmark based on the London Interbank Offered Rate (LIBOR) and related LIBOR-based mechanics applicable to U.S. dollar borrowings under the Amended and Restated Credit Agreement with an interest rate benchmark based on the Secured Overnight Financing Rate (SOFR) (including a customary credit spread adjustment) and related SOFR-based mechanics. Additionally, the amendment removed certain provisions which required the Company to make certain mandatory prepayments of the Term Loan Facility.

9. Leases

The following table sets forth the right-of-use (ROU) assets and lease liabilities ($ in millions):

	September 30, 2023	December 31, 2022
Assets
ROU assets (recorded within other long-term assets)	$430	$2,554

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$170	$180
Long-term (recorded within other long-term liabilities)	936	3,133
Total lease liabilities	$1,106	$3,313

The decrease in ROU assets and lease liabilities in 2023 was primarily driven by divestiture related activity as discussed in Note 2. Acquisitions and Divestitures. Specifically, as of September 30, 2023, Circle Health was considered held for sale and accordingly the associated ROU assets and lease liabilities were reclassified to other current assets and accounts payable and accrued expenses, respectively, in the Consolidated Balance Sheet.

Additionally, in conjunction with ongoing real estate optimization initiatives, the Company recognized $35 million and $37 million of ROU asset impairments for the three and nine months ended September 30, 2023, respectively. The remainder of the $85 million real estate optimization impairment charge for the nine months ended September 30, 2023 was related to property, software and equipment.

As of September 30, 2023, the weighted average remaining lease term for the Company was 20.3 years. The average remaining lease term of the Circle Health portfolio is 26.5 years. Excluding Circle Health, the Company's portfolio average remaining lease term is 8.3 years. The lease liabilities as of September 30, 2023, reflect a weighted average discount rate of 5.8%, or 3.2% excluding Circle Health.

Excluding Circle Health, the Company had $51 million remaining in lease payments for 2023 as of September 30, 2023. Lease payments over the next five years and thereafter are as follows ($ in millions):

Lease Payments
2024	$201
2025	176
2026	151
2027	133
2028	113
Thereafter	441
Total lease payments	1,215
Less: imputed interest	(160)
Total lease liabilities	$1,055

10. Stockholders' Equity

The Company's Board of Directors has authorized a stock repurchase program of the Company's common stock from time to time on the open market or through privately negotiated transactions. In 2022, the Company's Board of Directors authorized increases under the program including $3,000 million in June 2022 and an additional $2,000 million in December 2022. With these increases, the Company is authorized to repurchase up to $6,000 million, inclusive of past authorizations. As of September 30, 2023, the Company had a remaining amount of $1,256 million available under the stock repurchase program. In October 2023, the Company repurchased an additional 397 thousand shares for $27 million.

The following represents the Company's share repurchase activity ($ in millions, shares in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022 (2)		2023		2022 (2)
	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Share buybacks	11,609	$773	11,486	$1,040	22,489	$1,550	15,674	$1,384
Income tax withholding	11	1	34	3	778	52	941	79
Total share repurchases (1)	11,620	$774	11,520	$1,043	23,267	$1,602	16,615	$1,463

(1)	Excludes share repurchase excise tax of $10 million accrued as of September 30, 2023.
(2)
Includes 8.6 million shares delivered as part of an accelerated share repurchase (ASR) agreement, representing 80% of the $1,000 million notional amount. Remaining shares were delivered in the fourth quarter of 2022 upon the settlement of the ASR.

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

11. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Earnings attributable to Centene Corporation	$469	$738	$2,657	$1,415

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	539,535	573,961	546,374	580,277
Common stock equivalents (as determined by applying the treasury stock method) (1)	1,735	6,646	2,038	6,807
Weighted average number of common shares and potential dilutive common shares outstanding	541,270	580,607	548,412	587,084

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$0.87	$1.29	$4.86	$2.44
Diluted earnings per common share	$0.87	$1.27	$4.85	$2.41

(1)
The reduction in common stock equivalents is primarily driven by the distribution of long-term stock awards to the estate of the Company's former CEO during the first quarter of 2023, which were fully dilutive prior to their distribution.

The calculation of diluted earnings per common share for the three months ended September 30, 2023 and 2022 excludes 1,313 thousand shares and 152 thousand shares, respectively, related to anti-dilutive stock options, restricted stock, and restricted stock units.

The calculation of diluted earnings per common share for the nine months ended September 30, 2023 and 2022 excludes 1,383 thousand shares and 193 thousand shares, respectively, related to anti-dilutive stock options, restricted stock, and restricted stock units.

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

Segment information for the three months ended September 30, 2023, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$21,619	$5,430	$6,451	$366	$33,866
Service	—	—	2	1,099	1,101
Premium and service revenues	21,619	5,430	6,453	1,465	34,967
Premium tax	3,075	—	—	—	3,075
Total external revenues	24,694	5,430	6,453	1,465	38,042
Internal revenues	—	—	—	3,978	3,978
Eliminations	—	—	—	(3,978)	(3,978)
Total revenues	$24,694	$5,430	$6,453	$1,465	$38,042

Medical costs	$19,607	$4,462	$5,089	$321	$29,479

Cost of services	$—	$—	$—	$856	$856

Gross margin (1)	$2,012	$968	$1,364	$288	$4,632

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the three months ended September 30, 2022, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$21,154	$5,639	$4,291	$764	$31,848
Service	—	—	1	1,877	1,878
Premium and service revenues	21,154	5,639	4,292	2,641	33,726
Premium tax	2,139	—	—	—	2,139
Total external revenues	23,293	5,639	4,292	2,641	35,865
Internal revenues	—	—	—	6,420	6,420
Eliminations	—	—	—	(6,420)	(6,420)
Total revenues	$23,293	$5,639	$4,292	$2,641	$35,865

Medical costs	$19,075	$4,730	$3,613	$693	$28,111

Cost of services	$—	$—	$—	$1,571	$1,571

Gross margin (1)	$2,079	$909	$679	$377	$4,044

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the nine months ended September 30, 2023, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$65,741	$16,971	$17,437	$1,255	$101,404
Service	—	—	2	3,351	3,353
Premium and service revenues	65,741	16,971	17,439	4,606	104,757
Premium tax	9,782	—	—	—	9,782
Total external revenues	75,523	16,971	17,439	4,606	114,539
Internal revenues	—	—	—	11,634	11,634
Eliminations	—	—	—	(11,634)	(11,634)
Total revenues	$75,523	$16,971	$17,439	$4,606	$114,539

Medical costs	$59,076	$14,354	$13,738	$1,092	$88,260

Cost of services	$2	$—	$—	$2,601	$2,603

Gross margin (1)	$6,663	$2,617	$3,701	$913	$13,894

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the nine months ended September 30, 2022, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$62,763	$17,035	$12,977	$2,472	$95,247
Service	(1)	—	2	6,678	6,679
Premium and service revenues	62,762	17,035	12,979	9,150	101,926
Premium tax	7,060	—	—	—	7,060
Total external revenues	69,822	17,035	12,979	9,150	108,986
Internal revenues	—	—	—	18,856	18,856
Eliminations	—	—	—	(18,856)	(18,856)
Total revenues	$69,822	$17,035	$12,979	$9,150	$108,986

Medical costs	$56,108	$14,602	$10,416	$2,135	$83,261

Cost of services	$—	$—	$—	$5,658	$5,658

Gross margin (1)	$6,654	$2,433	$2,563	$1,357	$13,007

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

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

Accellion

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

Value Creation Plan

We established our Value Creation Plan to drive margin expansion by leveraging our scale and generating sustainable, profitable growth. In addition to creating shareholder value, this plan is an ongoing effort to modernize and improve how we work in order to propel our organization to new levels of success and elevate the member and provider experiences. During the nine months ended September 30, 2023, we completed the following key milestones in our Value Creation Plan:

•Completed the divestitures of Magellan Specialty Health, Centurion (our prison healthcare business), HealthSmart (our third-party health plan administration business), and our majority stake in Apixio. In addition, in the third quarter of 2023, we entered into a definitive agreement to sell Circle Health Group (Circle Health).

•Completed $1.6 billion of common stock repurchases through our stock repurchase program, which were funded through divestiture proceeds and free cash flow generated from operations. In October 2023, we completed an additional $27 million of common stock repurchases.

•Completed operating model changes initiated in 2022, including streamlining call center management and utilization management.

•Initiated standardization of our pharmacy operating model and completed an RFP for pharmacy benefits management (PBM) services.

•Launched our next-gen clinical population health platform.

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

In contrast to previous executive and legislative efforts to restrict or limit certain provisions of the Affordable Care Act (ACA), legislation and regulations at the federal level over the last few years have contained provisions aimed at leveraging Medicaid and the Health Insurance Marketplace to expand health insurance coverage and affordability to consumers. The American Rescue Plan Act (ARPA), enacted in March 2021, initially enhanced eligibility for the premium tax credit for enrollees in the Health Insurance Marketplace, which was extended through the 2025 tax year by the Inflation Reduction Act, enacted in August 2022.

In addition, federal regulators for the Centers for Medicare & Medicaid Services (CMS) have finalized some regulations enhancing opportunities for beneficiaries dually enrolled in Medicare and Medicaid to receive integrated care through Medicare Advantage (MA) Dual Eligible Special Needs Plans (D-SNPs). Centene is positioned well given our overlapping Medicaid and MA footprints.

The COVID-19 pandemic has impacted and continues to affect our business as it relates to Medicaid eligibility changes and vaccines and treatments. The Families First Coronavirus Response Act, enacted in March 2020, increased federal matching rates for state Medicaid programs with a requirement that states suspend Medicaid redeterminations throughout the public health emergency (PHE). As a result, since the onset of the PHE through March 2023, our Medicaid membership increased by 3.6 million members (excluding new states North Carolina and Delaware and various state product expansions or managed care organization changes). The Consolidated Appropriations Act, 2023, signed into law on December 29, 2022, delinked the Medicaid continuous coverage requirements from the PHE and, as a result, some states began Medicaid disenrollments on April 1, 2023. Per the Act and clarifying CMS guidance, redeterminations related to the PHE should conclude during the second quarter of 2024. Redeterminations in certain states may move at a slower pace due to CMS compliance action to pause and/or complete corrective action prior to disenrolling beneficiaries. Some states could see redeterminations extend past the second quarter of 2024 given CMS compliance actions.

We are actively engaged to help ensure individuals take the state agency requested action to confirm eligibility in their Medicaid coverage or find other appropriate coverage that is best for themselves and their families. Our Ambetter Health product covers the majority of our Medicaid states, and we believe we are among the best positioned in the healthcare market to enroll those transitioning coverage through redeterminations. Although Medicaid continuous coverage requirements were decoupled from the PHE, we are working to address provisions that were tied to the end of the PHE which expired on May 11, 2023, including COVID costs related to vaccines and treatments, coverage requirements, and various other payment structures.

We also closely monitor state legislation across our markets and are advocating for and seeing adoption of coverage expansions for Medicaid adult populations (e.g. North Carolina), postpartum, foster care, children, among others, as well as mitigating adverse legislation addressing pharmacy, prior authorization, and other issues.

We have more than three decades of experience, spanning seven presidents from both sides of the aisle, in delivering high-quality healthcare services on behalf of states and the federal government to under-insured and uninsured families, commercial organizations, and military families. This expertise has allowed us to deliver cost-effective services to our government partners and our members. With trends in the personalization of healthcare technology, we continue the use of data and analytics to optimize our business. We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers, providers, and shareholders.

Third Quarter 2023 Highlights

Our financial performance for the third quarter of 2023 is summarized as follows:

•Managed care membership of 28 million, an increase of 1.2 million members, or 5% year-over-year.

•Total revenues of $38.0 billion, representing 6% growth year-over-year.

•Premium and service revenues of $35.0 billion, representing 4% growth year-over-year.

•HBR of 87.0%, compared to 88.3% for the third quarter of 2022.

•SG&A expense ratio of 8.7%, compared to 8.4% for the third quarter of 2022.

•Adjusted SG&A expense ratio of 8.6%, compared to 8.3% for the third quarter of 2022.

•Operating cash flows of $1.0 billion for the third quarter of 2023.

•Diluted earnings per share (EPS) of $0.87, compared to $1.27 for the third quarter of 2022.

•Adjusted diluted EPS of $2.00, compared to $1.30 for the third quarter of 2022.

A reconciliation from GAAP diluted EPS to adjusted diluted EPS is highlighted below, and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended September 30,
	2023	2022
GAAP diluted EPS attributable to Centene	$0.87	$1.27
Amortization of acquired intangible assets	0.33	0.36
Acquisition and divestiture related expenses	0.03	0.05
Other adjustments (1)	0.87	(0.38)
Income tax effects of adjustments (2)	(0.10)	—
Adjusted diluted EPS	$2.00	$1.30
(1) Other adjustments include the following pre-tax items:
2023:
(a) Circle Health impairment of $251 million, or $0.46 per share ($0.50 after-tax), Operose Health impairment of $142 million, or $0.26 per share ($0.24 after-tax), real estate impairments of $47 million, or $0.09 per share ($0.09 after-tax), severance costs due to a restructuring of $22 million, or $0.04 per share ($0.03 after-tax), and a reduction to the previously recorded gain on the sale of Magellan Rx of $10 million, or $0.02 per share ($0.00 after-tax).

2022:
(b) gain on the sale of PANTHERx Rare (PANTHERx) of $490 million, or $0.84 per share ($0.65 after-tax), impairment of assets associated with the divestiture of our Spanish and Central European businesses of $165 million, or $0.28 per share ($0.23 after-tax), real estate impairments of $127 million, or $0.22 per share ($0.16 after-tax), increase to the previously reported gain on the divestiture of U.S. Medical Management (USMM) due to the finalization of working capital adjustments of $13 million, or $0.02 per share ($0.01 after-tax), gain on debt extinguishment related to the repurchases of senior notes of $10 million, or $0.02 per share ($0.01 after-tax), and an adjustment to the costs related to the PBM legal settlement of $1 million, or $0.00 per share ($0.00 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment.

Current and Future Operating Drivers

The following items contributed to our results of operations as compared to the previous year:

Medicaid

•In September 2023, our subsidiary, Superior HealthPlan (Superior), commenced a new, six-year contract awarded by the Texas Health and Human Services Commission to continue providing youth in foster care with healthcare coverage through the STAR Health Medicaid program. Superior has been the sole provider of STAR Health coverage since the program launched in 2008.

•In April 2023, eligibility redeterminations related to the PHE began. We expect that these redeterminations will extend over a 14-month period, with the majority concluding in the second quarter of 2024. Eligibility suspensions from the onset of the PHE drove increased membership through March 2023.

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

•In July 2022, our subsidiary, Home State Health, commenced the MO HealthNet Managed Care General Plan and Specialty Plan contracts. Under the General Plan, Home State Health continues to serve multiple MO HealthNet programs including Children's Health Insurance members and the state's newly implemented Medicaid expansion population, across all regions of Missouri. Additionally, as the sole provider of the newly awarded Specialty Plan, Home State Health now serves approximately 49,300 foster children and children receiving adoption subsidy assistance.

Medicare

•Medicare membership declined year-over-year due to lower enrollment during both the annual and open enrollment periods.

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

•In January 2023, we completed the divestitures of Magellan Specialty Health, Centurion (our prison healthcare business), and HealthSmart (our third-party health plan administration business).

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

•In July 2022, we completed the divestiture of PANTHERx Rare (PANTHERx).

We expect the following items to impact our future results of operations:

Medicaid

•In July 2023, our subsidiary, Superior, announced it entered into a contract to continue to provide healthcare coverage to the aged, blind, or disabled (ABD) population in the state's STAR+PLUS program. The contract is anticipated to begin in September 2024 for a six-year term with a maximum of three additional two-year extensions.

•In June 2023, our subsidiary, Oklahoma Complete Health, was selected by the Oklahoma Health Care Authority for statewide contracts to provide managed care for the SoonerSelect and SoonerSelect Children's Specialty Plan programs. The contracts are anticipated to begin in April 2024 for a one-year term with five, one-year renewal options.

•In March 2023, the state of North Carolina passed legislation for Medicaid Expansion. We expect the program to commence in December 2023.

•In December 2022, the federal government's year-end spending bill was passed, including key coverage expansions for Medicaid and the Children's Health Insurance Program (CHIP). The provisions require states to provide 12 months of continuous coverage for children under Medicaid and CHIP effective January 2024 and made the state option to extend coverage for postpartum women for up to 12 months permanent.

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

•In August 2021, our subsidiaries, Carolina Complete Health and WellCare of North Carolina, were selected to coordinate physical and/or other health services with Local Management Entities/Managed Care Organizations under the state's new Tailored Plans. The Tailored Plans are integrated health plans designed for individuals with significant behavioral health needs and intellectual/developmental disabilities. The Tailored Plans are expected to commence no later than July 2024.

Medicare

•In October 2023, CMS issued 2024 Medicare Advantage Star Ratings on the Medicare Plan Finder. Based on the data, approximately 73% of membership is associated with contracts showing year-over-year unrounded score improvement, and approximately 87% of membership is associated with contracts rated 3.0 stars or better - compared to 53% in the prior year. While we have work to do to improve star scores, this demonstrates the first step towards our multi-year goals.

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

Other

•In August 2023, Centene signed a definitive agreement to sell Circle Health Group, one of the U.K.'s largest independent hospital operators. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first quarter of 2024.

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

MEMBERSHIP

From September 30, 2022 to September 30, 2023, we increased our managed care membership by 1.2 million, or 5%. The following table sets forth our membership by line of business:

	September 30, 2023	December 31, 2022	September 30, 2022
Traditional Medicaid (1)	13,470,900	14,264,800	14,000,100
High Acuity Medicaid (2)	1,769,600	1,710,000	1,698,100
Total Medicaid (4)	15,240,500	15,974,800	15,698,200
Commercial Marketplace	3,681,600	2,076,100	2,087,800
Commercial Group	424,200	441,100	439,800
Total Commercial	4,105,800	2,517,200	2,527,600
Medicare (3) (4)	1,310,600	1,511,100	1,517,900
Medicare PDP	4,539,800	4,226,000	4,186,200
Total at-risk membership	25,196,700	24,229,100	23,929,900
TRICARE eligibles	2,773,200	2,832,300	2,832,300
Total	27,969,900	27,061,400	26,762,200

(1)	Membership includes Temporary Assistance for Needy Families (TANF), Medicaid Expansion, Children's Health Insurance Program (CHIP), Foster Care, and Behavioral Health.
(2)	Membership includes Aged, Blind, or Disabled (ABD), Intellectual and Developmental Disabilities (IDD), Long-Term Services and Supports (LTSS), and Medicare-Medicaid Plans (MMP) Duals.
(3)	Membership includes Medicare Advantage and Medicare Supplement.
(4)
Membership includes 1,311,500, 1,291,300, and 1,285,600 Dual Eligible Special Needs Plans (D-SNP) beneficiaries for the periods ending September 30, 2023, December 31, 2022, and September 30, 2022, respectively.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and nine months ended September 30, 2023 and 2022, prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Summarized comparative financial data for the three and nine months ended September 30, 2023 and 2022 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Premium	$33,866	$31,848	6%	$101,404	$95,247	6%
Service	1,101	1,878	(41)%	3,353	6,679	(50)%
Premium and service revenues	34,967	33,726	4%	104,757	101,926	3%
Premium tax	3,075	2,139	44%	9,782	7,060	39%
Total revenues	38,042	35,865	6%	114,539	108,986	5%
Medical costs	29,479	28,111	5%	88,260	83,261	6%
Cost of services	856	1,571	(46)%	2,603	5,658	(54)%
Selling, general and administrative expenses	3,048	2,846	7%	9,075	8,391	8%
Depreciation expense	148	150	(1)%	436	470	(7)%
Amortization of acquired intangible assets	180	211	(15)%	542	609	(11)%
Premium tax expense	3,156	2,211	43%	10,021	7,258	38%
Impairment	440	289	52%	478	1,739	(73)%
Earnings from operations	735	476	54%	3,124	1,600	95%
Investment and other income	214	692	(69)%	992	786	26%
Debt extinguishment	—	10	n.m.	—	26	n.m.
Interest expense	(181)	(169)	(7)%	(542)	(491)	(10)%
Earnings before income tax	768	1,009	(24)%	3,574	1,921	86%
Income tax expense	293	269	9%	914	500	83%
Net earnings	475	740	(36)%	2,660	1,421	87%
(Earnings) attributable to noncontrolling interests	(6)	(2)	n.m.	(3)	(6)	50%
Net earnings attributable to Centene Corporation	$469	$738	(36)%	$2,657	$1,415	88%

Diluted earnings per common share attributable to Centene Corporation	$0.87	$1.27	(31)%	$4.85	$2.41	101%

n.m.: not meaningful

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Total Revenues

The following table sets forth supplemental revenue information for the three months ended September 30, ($ in millions):

	2023	2022	% Change
Medicaid	$24,694	$23,293	6%
Commercial	6,453	4,292	50%
Medicare (1)	5,430	5,639	(4)%
Other	1,465	2,641	(45)%
Total revenues	$38,042	$35,865	6%

(1)	Medicare includes Medicare Advantage, Medicare Supplement, D-SNPs, and Medicare Prescription Drug Plan (PDP).

Total revenues increased 6% in the three months ended September 30, 2023, over the corresponding period in 2022, driven by membership growth in the Marketplace business due to strong product positioning as well as overall market growth. The revenue growth was partially offset by recent divestitures.

Operating Expenses

Medical Costs/HBR

The HBR for the three months ended September 30, 2023, was 87.0%, compared to 88.3% in the same period in 2022. The decrease is primarily attributed to growth in the Marketplace business, which runs at a lower HBR and strong performance from pricing discipline and execution.

Cost of Services

Cost of services decreased by $715 million in the three months ended September 30, 2023, compared to the corresponding period in 2022. The cost of service ratio for the three months ended September 30, 2023, was 77.7%, compared to 83.7% in the same period in 2022. The decreases were driven by recent divestitures.

Selling, General & Administrative Expenses

The SG&A expense ratio was 8.7% for the third quarter of 2023, compared to 8.4% in the third quarter of 2022. The adjusted SG&A expense ratio was 8.6% for the third quarter of 2023, compared to 8.3% in the third quarter of 2022. The increases were driven by growth in the Marketplace business, which operates at a meaningfully higher SG&A ratio as compared to Medicaid.

Impairment

During the third quarter of 2023, we recorded total impairment charges of $440 million, including a $251 million charge related to assets associated with the pending divestiture of Circle Health, a $142 million charge related to assets associated with our Operose Health business based on market indicators of fair value, and additional impairments of $47 million related to our ongoing real estate optimization initiatives.

During the third quarter of 2022, we recorded total impairment charges of $289 million, including a $165 million charge related to assets associated with the divestiture of our Spanish and Central European businesses and $124 million related to the reduction of our real estate footprint consisting of leased and owned real estate assets and related fixed assets.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended September 30, ($ in millions):

	2023	2022
Investment and other income	$214	$692
Debt extinguishment	—	10
Interest expense	(181)	(169)
Other income (expense), net	$33	$533

Investment and other income. Investment and other income decreased by $478 million in the three months ended September 30, 2023, compared to the corresponding period in 2022. The three months ended September 30, 2023 included a $75 million realized loss on the sale of investments from rebalancing a portion of our portfolio with a focus on higher interest rate investments. The three months ended September 30, 2022 included a $490 million gain on the sale of PANTHERx.

Debt extinguishment. During the third quarter of 2022, we repurchased $83 million of our 4.25% Senior Notes due 2027 and $176 million of our 4.625% Senior Notes due 2029 through our debt repurchase program, resulting in a gain on extinguishment of $10 million.

Interest expense. Interest expense increased by $12 million in the three months ended September 30, 2023, compared to the corresponding period in 2022. The increase was driven by higher interest rates on variable rate debt.

Income Tax Expense

For the three months ended September 30, 2023, we recorded income tax expense of $293 million on pre-tax earnings of $768 million, or an effective tax rate of 38.2%. The effective tax rate for the third quarter of 2023 reflects the tax effects of impairments as well as the pending divestiture of Circle Health. For the third quarter of 2023, our effective tax rate on adjusted earnings was 24.2%.

For the three months ended September 30, 2022, we recorded an income tax expense of $269 million on pre-tax earnings of $1.0 billion, or an effective tax rate of 26.6%. For the third quarter of 2022, our effective tax rate on adjusted earnings was 26.3%.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended September 30, ($ in millions):

	2023	2022	% Change
Total Revenues
Medicaid	$24,694	$23,293	6%
Medicare	5,430	5,639	(4)%
Commercial	6,453	4,292	50%
Other	1,465	2,641	(45)%
Consolidated total	$38,042	$35,865	6%
Gross Margin (1)
Medicaid	$2,012	$2,079	(3)%
Medicare	968	909	6%
Commercial	1,364	679	101%
Other	288	377	(24)%
Consolidated total	$4,632	$4,044	15%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Medicaid

Total revenues increased 6% in the three months ended September 30, 2023, compared to the corresponding period in 2022. Gross margin decreased $67 million in the three months ended September 30, 2023, compared to the corresponding period in 2022, driven by an increase in total revenue, offset by a retroactive rate decrease from one state.

Medicare

Total revenues decreased 4% in the three months ended September 30, 2023, compared to the corresponding period in 2022 driven by lower membership. Gross margin increased $59 million in the three months ended September 30, 2023, compared to the corresponding period in 2022, driven by product offerings designed to improve HBR.

Commercial

Total revenues increased 50% in the three months ended September 30, 2023, compared to the corresponding period in 2022. Gross margin increased $685 million in the three months ended September 30, 2023, compared to the corresponding period in 2022. Increases were primarily driven by 76% membership growth in the Marketplace business, resulting from strong product positioning and overall market growth.

Other

Total revenues decreased 45% in the three months ended September 30, 2023, compared to the corresponding period in 2022. Gross margin decreased $89 million in the three months ended September 30, 2023, compared to the corresponding period in 2022. Decreases were primarily due to recent divestitures.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Total Revenues

The following table sets forth supplemental revenue information for the nine months ended September 30, ($ in millions):

	2023	2022	% Change
Medicaid	$75,523	$69,822	8%
Commercial	17,439	12,979	34%
Medicare (1)	16,971	17,035	n.m.
Other	4,606	9,150	(50)%
Total revenues	$114,539	$108,986	5%

(1)	Medicare includes Medicare Advantage, Medicare Supplement, D-SNPs, and Medicare PDP.
n.m.: not meaningful

Total revenues increased 5% in the nine months ended September 30, 2023, over the corresponding period in 2022 driven by 76% membership growth in the Marketplace business due to strong product positioning as well as overall market growth. The revenue growth was partially offset by recent divestitures.

Operating Expenses

Medical Costs/HBR

The HBR for the nine months ended September 30, 2023 was 87.0%, compared to 87.4% in the same period in 2022. The decrease is primarily attributed to growth in the Marketplace business, which runs at a lower HBR and strong performance from pricing discipline and execution.

Cost of Services

Cost of services decreased by $3.1 billion in the nine months ended September 30, 2023, compared to the corresponding period in 2022. The cost of service ratio for the nine months ended September 30, 2023 was 77.6%, compared to 84.7% in the same period in 2022. The decreases were driven by recent divestitures.

Selling, General & Administrative Expenses

The SG&A expense ratio for the nine months ended September 30, 2023 was 8.7%, compared to 8.2% for the corresponding period in 2022. The adjusted SG&A expense ratio for the nine months ended September 30, 2023 was 8.6%, compared to 8.1% for the nine months ended September 30, 2022. The increases were driven by growth in the Marketplace business, which operates at a meaningfully higher SG&A ratio as compared to Medicaid.

Impairment

During the nine months ended September 30, 2023 we recorded total impairment charges of $478 million, including a $251 million charge related to assets associated with the pending divestiture of Circle Health, a $142 million charge related to assets associated with our Operose Health business based on market indicators of fair value, and additional impairments of $85 million related to our ongoing real estate optimization initiatives.

During the nine months ended September 30, 2022, we recorded total impairment charges of $1.7 billion, primarily driven by $1.6 billion related to the reduction of our real estate footprint consisting of leased and owned real estate assets and related fixed assets. The nine months ended September 30, 2022 also included a $165 million charge related to assets associated with the divestiture of our Spanish and Central European businesses.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the nine months ended September 30, ($ in millions):

	2023	2022
Investment and other income	$992	$786
Debt extinguishment	—	26
Interest expense	(542)	(491)
Other income (expense), net	$450	$321

Investment and other income. Investment and other income increased by $206 million in the nine months ended September 30, 2023, compared to the corresponding period in 2022, driven by higher interest rates on larger investment balances, a $91 million gain on the sale of Apixio, a $79 million gain on the sale of Magellan Specialty Health, and a $15 million gain on the sale of Centurion, partially offset by a $75 million realized loss on the sale of investments from rebalancing a portion of our portfolio with a focus on higher interest rate investments, an additional loss on the sale of our Spanish and Central European businesses of $13 million, and a $10 million reduction to the previously recorded gain on the sale of Magellan Rx. The nine months ended September 30, 2022 included a $490 million gain on the sale of PANTHERx.

Debt extinguishment. During the third quarter of 2022, we repurchased $83 million of our 4.25% Senior Notes due 2027 and $176 million of our 4.625% Senior Notes due 2029 through our debt repurchase program, resulting in a gain on extinguishment of $10 million. In May 2022, we recognized a $13 million gain on the extinguishment of debt related to the refinancing of debt for our Circle Health subsidiary. The 2022 debt extinguishment also includes an immaterial gain related to the redemption of Magellan's outstanding Senior Notes in January 2022.

Interest expense. Interest expense increased by $51 million in the nine months ended September 30, 2023, compared to the corresponding period in 2022. The increase was driven by higher interest rates on variable rate debt.

Income Tax Expense

For the nine months ended September 30, 2023, we recorded income tax expense of $914 million on pre-tax earnings of $3.6 billion, or an effective tax rate of 25.6%. The effective tax rate for 2023 reflects the tax effects of the distribution of long-term stock awards to the estate of the Company's former CEO, divestiture gains, impairments as well as the pending divestiture of Circle Health. For the nine months ended September 30, 2023, our effective tax rate on adjusted earnings was 24.5%.

For the nine months ended September 30, 2022, we recorded income tax expense of $500 million on pre-tax earnings of $1.9 billion, or an effective tax rate of 26.0%. For the nine months ended September 30, 2022, our effective tax rate on adjusted earnings was 26.2%.

Segment Results

The following table summarizes our consolidated operating results by segment for the nine months ended September 30, ($ in millions):

	2023	2022	% Change
Total Revenues
Medicaid	$75,523	$69,822	8%
Medicare	16,971	17,035	n.m.
Commercial	17,439	12,979	34%
Other	4,606	9,150	(50)%
Consolidated total	$114,539	$108,986	5%
Gross Margin (1)
Medicaid	$6,663	$6,654	n.m.
Medicare	2,617	2,433	8%
Commercial	3,701	2,563	44%
Other	913	1,357	(33)%
Consolidated total	$13,894	$13,007	7%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.
n.m.: not meaningful

Medicaid

Total revenues increased 8% in the nine months ended September 30, 2023, compared to the corresponding period in 2022. Gross margin increased $9 million in the nine months ended September 30, 2023, compared to the corresponding period in 2022 primarily driven by net rate increases, partially offset by higher utilization.

Medicare

Total revenues were flat in the nine months ended September 30, 2023, compared to the corresponding period in 2022. Gross margin increased $184 million in the nine months ended September 30, 2023, compared to the corresponding period in 2022 driven primarily by product offerings designed to improve HBR.

Commercial

Total revenues increased 34% in the nine months ended September 30, 2023, compared to the corresponding period in 2022. Gross margin increased $1.1 billion in the nine months ended September 30, 2023, compared to the corresponding period in 2022. Increases were primarily driven by 76% membership growth in the Marketplace business, resulting from strong product positioning and overall market growth.

Other

Total revenues decreased 50% in the nine months ended September 30, 2023, compared to the corresponding period in 2022. Gross margin decreased $444 million in the nine months ended September 30, 2023, compared to the corresponding period in 2022. Decreases were primarily due to recent divestitures.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$7,836	$7,837
Net cash (used in) investing activities	(242)	(3,142)
Net cash (used in) financing activities	(1,457)	(2,465)
Effect of exchange rate changes on cash and cash equivalents	19	(37)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$6,156	$2,193

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our revolving credit facility. Operating activities provided cash of $7.8 billion in the nine months ended September 30, 2023, compared to $7.8 billion in the comparable period in 2022. Cash flows provided by operations in 2023 were driven by net earnings and increases in unearned revenue and accounts payable driven by the early receipt of payments from CMS.

Cash flows provided by operations in 2022 were primarily driven by net earnings before the non-cash real estate impairment charge, an increase in medical claims liabilities, and increases in unearned revenue and accounts payable due to the early receipt of payments from CMS.

Cash Flows Used in Investing Activities

Investing activities used cash of $242 million in the nine months ended September 30, 2023, and $3.1 billion in the comparable period in 2022. Cash flows used in investing activities in 2023 primarily consisted of net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures, partially offset by divestiture proceeds.

In 2022, cash flows used in investing activities primarily related to net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and our acquisition of Magellan, partially offset by our PANTHERx divestiture proceeds.

We spent $576 million and $771 million in the nine months ended September 30, 2023 and 2022, respectively, on capital expenditures the majority of which was driven by system enhancements and computer hardware.

As of September 30, 2023, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.5 years. We had unregulated cash and investments of $1.0 billion at September 30, 2023, compared to $1.4 billion at December 31, 2022.

Cash Flows Used in Financing Activities

Financing activities used cash of $1.5 billion in the nine months ended September 30, 2023, compared to using cash of $2.5 billion in the comparable period in 2022. Financing activities in 2023 were driven by stock repurchases of $1.6 billion.

Financing activities in 2022 were driven by stock repurchases of $1.6 billion through our stock repurchase program, the redemption of Magellan's outstanding debt of $535 million acquired in the transaction using Magellan's cash on hand, and senior note debt repurchases of $259 million.

Liquidity Metrics

We have a stock repurchase program authorizing us to repurchase common stock from time to time on the open market or through privately negotiated transactions. In 2022, the Company's Board of Directors authorized up to a cumulative total of $6.0 billion of repurchases under the program.

During the quarter, we repurchased 11.6 million shares of common stock for $773 million under the stock repurchase program. We have approximately $1.3 billion remaining under the program for repurchases as of September 30, 2023. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. Refer to Note 10. Stockholders' Equity for further information on stock repurchases.

As of September 30, 2023, we had an aggregate principal amount of $15.7 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain restrictive covenants. As of September 30, 2023, we were in compliance with all covenants.

As part of our capital allocation strategy, we may decide to repurchase debt or raise capital through the issuance of debt in the form of senior notes. In 2022, the Company's Board of Directors also authorized a $1.0 billion senior note debt repurchase program. No repurchases were made during the quarter ended September 30, 2023. As of September 30, 2023, there was $700 million available under the senior note debt repurchase program.

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains customary covenants as well as financial covenants including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 4.0 to 1.0. As of September 30, 2023, we had $309 million of borrowings outstanding under our Revolving Credit Facility, $2.1 billion of borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of September 30, 2023, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $212 million as of September 30, 2023, which were not part of our revolving credit facility. The letters of credit bore weighted interest of 0.7% as of September 30, 2023. In addition, we had outstanding surety bonds of $892 million as of September 30, 2023.

At September 30, 2023, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 41.5%, compared to 42.7% at December 31, 2022. The debt to capital ratio decrease was driven by net earnings partially offset by year-to-date stock repurchases. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

At September 30, 2023, we had working capital, defined as current assets less current liabilities, of $4.6 billion, compared to $1.7 billion at December 31, 2022. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

2023 Expectations

During the remainder of 2023, we expect to receive net dividends from our insurance subsidiaries of approximately $340 million and spend approximately $180 million in additional capital expenditures. In October 2023, we made additional purchases of $27 million through our stock repurchase program.

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

We intend to continue to evaluate strategic actions in connection with our Value Creation Plan, targeting initiatives to improve productivity, efficiencies and reduced organizational costs, as well as capital deployment activities, including stock repurchases, portfolio optimization and the evaluation of refinancing opportunities. In addition to creating shareholder value, this plan encompasses a larger organizational mission to enhance our member and provider experience, improve outcomes for our members, and initiate new ways of doing business that make Centene a great partner in all aspects of our operations.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the nine months ended September 30, 2023, we received dividends of $1.8 billion from and made $261 million of capital contributions to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate risk-based capital (RBC) level as of December 31, 2022, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We intend to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2023.

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

The NAIC has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of September 30, 2023, each of our health plans was in compliance with the RBC requirements enacted in those states.

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

CRITICAL ACCOUNTING ESTIMATES

Please see "Critical Accounting Estimates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2022 Annual Report on Form 10-K for a description of our Critical Accounting Estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of September 30, 2023, we had short-term investments of $2.2 billion and long-term investments of $16.6 billion, including restricted deposits of $1.3 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government-sponsored obligations, life insurance contracts, asset-backed securities, and equity securities, and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states' requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2023, the fair value of our fixed income investments would decrease by approximately $601 million.

We have a foreign currency swap for a notional amount of $931 million with a creditworthy financial institution to manage foreign exchange risk related to the pending Circle Health divestiture. As a result, the fair value of the swap varies with foreign exchange rate fluctuations. Assuming a 1% increase in the Great British Pound to US Dollar foreign exchange rate at September 30, 2023, the fair value of our swap would decrease by approximately $9 million. An increase in the US Dollar to Great British Pound foreign exchange rate decreases the fair value of the swap and conversely, a decrease in the foreign currency exchange rate increases the value. We do not hold or issue any derivative instruments for trading or speculative purposes.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In November 2005, the Company's Board of Directors announced a stock repurchase program, which was most recently increased in December 2022. The Company is authorized to repurchase up to $6.0 billion, inclusive of past authorizations.

The stock repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 and accelerated share repurchases), the amounts and timing of which are subject to the Company's discretion as part of its capital allocation strategy, and may be based upon general market conditions and the prevailing price and trading volumes of its common stock. No duration has been placed on the repurchase program. The Company reserves the right to discontinue the repurchase program at any time.

Issuer Purchases of Equity Securities Third Quarter 2023 (Shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions) (3)
July 1, 2023 - July 31, 2023	4,549	$66.02	4,545	$1,729
August 1, 2023 - August 31, 2023	2,986	67.05	2,984	1,529
September 1, 2023 - September 30, 2023	4,085	66.88	4,080	1,256
Total	11,620	$66.59	11,609	$1,256

(1)	Includes 11 thousand shares relinquished to the Company by certain employees for payment of taxes.
(2)	Average price paid per share excludes accrued share repurchase excise tax of $7 million.
(3)	A remaining amount of approximately $1.3 billion is available under the stock repurchase program as of September 30, 2023.

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 24, 2023.

CENTENE CORPORATION

By:	/s/ SARAH M. LONDON
Chief Executive Officer (principal executive officer)

By:	/s/ ANDREW L. ASHER
Executive Vice President, Chief Financial Officer (principal financial officer)

By:	/s/ KATIE N. CASSO
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)