Form 10-K
period 2023-12-31
CENTENE CORP
filed 2024-02-20
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  Form 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to the previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2023, was $36.8 billion.
As of February 16, 2024, the registrant had 534,863 thousand shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2024 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

CENTENE CORPORATION
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. Without limiting the foregoing, forward-looking statements often use words such as "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "target," "goal," "may," "will," "would," "could," "should," "can," "continue" and other similar words or expressions (and the negative thereof). Centene Corporation and its subsidiaries (Centene, the Company, our or we) intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. In particular, these statements include, without limitation, statements about our future operating or financial performance, market opportunity, competition, expected activities in connection with completed and future acquisitions and dispositions, our investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part I, Item 1. "Business," Part I, Item 1A "Risk Factors," Part I, Item 3. "Legal Proceedings," and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
•competition, including for providers, broker distribution networks, contract reprocurements and organic growth;
•our ability to adequately anticipate demand and provide for operational resources to maintain service level requirements;
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
•increased healthcare costs;
•inflation and interest rates;
•the effect of social, economic, and political conditions and geopolitical events, including as a result of changes in U.S. presidential administrations or Congress;
•changes in market conditions;

•changes in federal or state laws or regulations, including changes with respect to income tax reform or government healthcare programs as well as changes with respect to the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively referred to as the ACA) and any regulations enacted thereunder;
•uncertainty concerning government shutdowns, debt ceilings or funding;
•tax matters;
•disasters, climate-related incidents, acts of war or aggression or major epidemics;
•changes in expected contract start dates;
•changes in provider, broker, vendor, state, federal, foreign, and other contracts and delays in the timing of regulatory approval of contracts, including due to protests;
•the expiration, suspension, or termination of our contracts with federal or state governments (including, but not limited to, Medicaid, Medicare or other customers);
•the difficulty of predicting the timing or outcome of legal or regulatory audits, investigations, proceedings or matters, including, but not limited to, our ability to resolve claims and/or allegations made by states with regard to past practices, including at Centene Pharmacy Services (formerly Envolve Pharmacy Solutions, Inc. (Envolve)), as our pharmacy benefits manager (PBM) subsidiary, within the reserve estimate we previously reported and on other acceptable terms, or at all, or whether additional claims, reviews or investigations will be brought by states, the federal government or shareholder litigants, or government investigations;
•challenges to our contract awards;
•cyber-attacks or other data security incidents;
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
•a downgrade of our corporate family rating, issuer rating or credit rating of our indebtedness; and
•the availability of debt and equity financing on terms that are favorable to us.

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
•Any failure to adequately price or anticipate demand for products offered, anticipate changes to the competitive landscape or any reduction in products offered for Medicare Advantage and in the Health Insurance Marketplace may have a material adverse effect on our business;
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
•Increases in our pharmaceutical costs could have a material adverse effect on the level of our medical costs and our results of operations;
•Ineffectiveness of state-operated systems and subcontractors could adversely affect our business;
•If state regulators do not approve payments of dividends and distributions by our subsidiaries to us, we may not have sufficient funds to implement our business strategy;
•We derive a significant portion of our premium revenues from operations in a number of states, and our business could be materially adversely affected by a decrease in premium revenues or profitability in any one of those states;
•Competition may limit our ability to increase penetration of the markets that we serve;
•We operate in a highly competitive, dynamic and rapidly evolving industry and our failure to adapt could negatively impact our business;
•If our vendors fail to meet their contractual obligations to us or fail to comply with applicable laws or regulations, our results of operations may be adversely affected and we may be exposed to brand and reputational harm, litigation and/or regulatory action;
•If we are unable to maintain relationships with our provider networks, our profitability may be materially adversely affected;
•If we or our third-party vendors are unable to integrate and manage information systems and networks effectively, our operations could be disrupted;
•A failure in or breach of our operational or security systems, networks or infrastructure, or those of third parties with which we do business, including as a result of cyber-attacks and other data security incidents, could have a material adverse effect on our business;
•We may be unable to attract, retain or effectively manage the succession of key personnel;
•An impairment charge with respect to our recorded goodwill, intangible assets and real estate portfolio could have a material impact on our results of operations and shareholders' equity;
•Reductions in funding, changes to eligibility requirements for government-sponsored healthcare programs in which we participate, and any inability on our part to effectively adapt to changes to these programs could have a material adverse effect on our business;
•Significant changes or judicial challenges to the ACA could materially and adversely affect our business;
•Our business activities are highly regulated and new laws or regulations or changes in existing laws or regulations or their enforcement or application could force us to change how we operate and could harm our reputation and business;
•Our pharmacy services face regulatory and other competitive risks and uncertainties which could materially and adversely affect our business;
•We have been and may from time to time become involved in costly and time-consuming litigation and other regulatory proceedings, which require significant attention from our management and could adversely affect our business;

•If we fail to comply with applicable data privacy and security laws, regulations, rules, standards and contractual obligations, including with respect to third-party service providers that utilize sensitive personal information on our behalf, our business could be materially and adversely affected;
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
•Previous or future acquisitions may not perform as expected and we may not realize the financial results expected from acquisitions or divestitures, which may cause the market price of our common stock to decline;
•We may be unable to successfully integrate our existing business with acquired businesses and realize the anticipated benefits of such acquisitions; and
•Our business and results of operations may be materially adversely affected if we fail to manage and complete divestitures.

Non-GAAP Financial Presentation

The Company is providing certain non-GAAP financial measures in this report as the Company believes that these figures are helpful in allowing investors to more accurately assess the ongoing nature of the Company's operations and measure the Company's performance more consistently across periods. The Company uses the presented non-GAAP financial measures internally in evaluating the Company's performance and for planning purposes, by allowing management to focus on period-to-period changes in the Company's core business operations, and in determining employee incentive compensation. Therefore, the Company believes that this information is meaningful in addition to the information contained in the GAAP presentation of financial information. The Company strongly encourages investors to review its consolidated financial statements and publicly filed reports in their entirety and cautions investors that the non-GAAP financial measures used by the Company may differ from similar measures used by other companies, even when similar terms are used to identify such measures. The presentation of non-GAAP financial measures is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Specifically, the Company believes the presentation of non-GAAP financial measures that excludes amortization of acquired intangible assets, acquisition and divestiture related expenses, as well as other items, allows investors to develop a more meaningful understanding of the Company's core performance over time.

The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Year Ended December 31,
	2023	2022	2021

GAAP net earnings attributable to Centene	$2,702	$1,202	$1,347
Amortization of acquired intangible assets	718	817	770
Acquisition and divestiture related expenses	70	213	185
Other adjustments (1)	464	1,540	1,275
Income tax effects of adjustments (2)	(308)	(410)	(537)
Adjusted net earnings	$3,646	$3,362	$3,040

GAAP diluted earnings per share (EPS) attributable to Centene	$4.95	$2.07	$2.28
Amortization of acquired intangible assets	1.32	1.40	1.31
Acquisition and divestiture related expenses	0.13	0.36	0.31
Other adjustments (1)	0.85	2.65	2.16
Income tax effects of adjustments (2)	(0.57)	(0.70)	(0.91)
Adjusted diluted EPS	$6.68	$5.78	$5.15

(1) Other adjustments include the following pre-tax items:
2023:
(a) Circle Health Group (Circle Health) impairment of $292 million, or $0.53 per share ($0.47 after-tax), Operose Health Group (Operose Health) impairment of $140 million, or $0.26 per share ($0.24 after-tax), real estate impairments of $105 million, or $0.19 per share ($0.16 after-tax), gain on the sale of Apixio of $93 million, or $0.17 per share ($0.12 after-tax), severance costs due to a restructuring of $79 million, or $0.15 per share ($0.11 after-tax), gain on the sale of Magellan Specialty Health of $79 million, or $0.14 per share ($0.11 after-tax), a reduction to the previously reported gain on the sale of Magellan Rx of $22 million, or $0.04 per share ($0.02 after-tax), gain on the previously reported divestiture of Centurion of $15 million, or $0.03 per share ($0.02 after-tax) and an additional loss on the divestiture of our Spanish and Central European businesses of $13 million, or $0.02 per share ($0.01 after-tax).

i

2022:
(b) real estate impairments of $1,642 million, or $2.82 per share ($2.08 after-tax), PANTHERx Rare (PANTHERx) divestiture gain of $490 million, or $0.84 per share ($0.65 after-tax), impairments of assets associated with the divestitures of our Spanish and Central European, Centurion and HealthSmart businesses of $458 million, or $0.78 per share ($0.60 after-tax), Magellan Rx divestiture gain of $269 million, or $0.46 per share ($0.17 after-tax), Health Net Federal Services asset impairment of $233 million, or $0.40 per share ($0.39 after-tax), gain on debt extinguishment of $27 million, or $0.04 per share ($0.03 after-tax), increase to the previously reported gain on the divestiture of U.S. Medical Management (USMM) due to the finalization of working capital adjustments of $13 million, or $0.02 per share ($0.02 after-tax) and costs related to the PBM legal settlement of $6 million, or $0.01 per share ($0.00 after-tax).

2021:
(c) PBM legal settlement expense of $1,264 million, or $2.14 per share ($1.76 after-tax), gain related to the acquisition of the remaining 60% interest of Circle Health of $309 million, or $0.52 per share ($0.52 after-tax), impairment of our equity method investment in RxAdvance of $229 million, or $0.39 per share ($0.32 after-tax), gain related to the divestiture of USMM of $150 million, or $0.25 per share ($0.23 after-tax), debt extinguishment costs of $125 million, or $0.21 per share ($0.16 after-tax), reduction to the previously reported gain on divestiture of certain products of our Illinois health plan of $62 million, or $0.10 per share ($0.08 after-tax) and severance costs due to a restructuring of $54 million, or $0.09 per share ($0.06 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. In addition, the year ended December 31, 2023, includes a one-time income tax benefit of $69 million, or $0.13 per share, resulting from the distribution of long-term stock awards to the estate of the Company's former CEO and tax expense of $3 million, or $0.01 per share, related to tax adjustments on previously reported divestitures. The year ended December 31, 2022, includes tax expense of $107 million, or $0.18 per share, related to the Magellan Specialty Health divestiture and a $15 million, or $0.03 per share, tax benefit related to the RxAdvance impairment.

	Year Ended December 31,
	2023	2022	2021
GAAP selling, general and administrative expenses	$12,563	$11,589	$9,601
Less:
Acquisition and divestiture related expenses	69	202	157
Restructuring costs	79	—	54
Costs related to the PBM legal settlement	—	6	14
Real estate optimization	8	15	—
Adjusted selling, general and administrative expenses	$12,407	$11,366	$9,376

Note: Beginning in 2022, we have included a separate line item for depreciation expense in the Consolidated Statements of Operations, which was previously included in selling, general and administrative (SG&A) expenses. Prior period SG&A expenses have been conformed to the current presentation.

ii

PART I
Item 1. Business

OVERVIEW

Our mission is to transform the health of the communities we serve, one person at a time. Centene is a leading provider of government-sponsored healthcare. We provide access to quality healthcare for nearly 1 in 15 individuals nationwide through government-sponsored programs, including Medicaid, Medicare and the Health Insurance Marketplace. Our focus is on improving health and health care for low-income, complex populations.

Centene provides access to high-quality healthcare, innovative programs and a wide range of health solutions that help families and individuals get well, stay well and be well. Our uniquely local approach – with local brands and local teams who live in, care about and directly influence the communities they serve – is a key differentiator in our ability to provide access to quality care to our members. Centene treats the whole person, an approach that is delivered locally but backed by the scale of Centene's expertise, data and resources. Through this approach and our commitment to sustainable partnerships, we work with local community organizations to realize our mission of transforming the health of the communities we serve, one person at a time.

We are focused on making strategic decisions and investments to create additional value in the short-term and to seek opportunities that position the organization for long-term strength, profitability, growth and innovation. In addition to creating shareholder value, we are modernizing and improving how we work in order to propel our organization to new levels of success and elevate the member and provider experiences.

During 2023, we operated in four segments: Medicaid, Medicare, Commercial and Other.
•Medicaid - includes the Temporary Assistance for Needy Families (TANF) program; Medicaid Expansion programs; the Aged, Blind or Disabled (ABD) program; the Children's Health Insurance Program (CHIP); Long-Term Services and Supports (LTSS); Foster Care; Medicare-Medicaid Plans (MMP), which cover beneficiaries who are dually eligible for Medicaid and Medicare; and other state-based programs.
•Medicare - includes Medicare Advantage, Medicare Supplement, Dual Eligible Special Needs Plans (D-SNPs) and Medicare Prescription Drug Plans (PDP), also known as Medicare Part D.
•Commercial - includes the Health Insurance Marketplace product along with individual, small group and large group commercial health insurance products.
•Other - includes our pharmacy operations, Envolve Benefit Options' vision and dental services, clinical healthcare, behavioral health, international operations and corporate management companies, among others. Our international businesses, Operose Health Group (Operose Health) and Circle Health Group (Circle Health), were divested in December 2023 and January 2024, respectively.

For the year ended December 31, 2023, our Medicaid, Medicare, Commercial and Other segments accounted for 66%, 14%, 16% and 4%, respectively, of our total external revenues. Our membership totaled 27.5 million as of December 31, 2023. For the year ended December 31, 2023, our total revenues and net earnings attributable to Centene were $154.0 billion and $2.7 billion, respectively, and our total cash flow from operations was $8.1 billion.

Our initial health plan commenced operations in Wisconsin in 1984. We were organized in Wisconsin in 1993 as a holding company for our initial health plan and reincorporated in Delaware in 2001. Our stock is publicly traded on the New York Stock Exchange under the ticker symbol "CNC."

INDUSTRY AND OPERATIONS

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

•The Aged, Blind or Disabled (ABD) program covers low-income individuals with chronic physical disabilities or behavioral health impairments. ABD beneficiaries represent a growing portion of all Medicaid recipients and typically utilize more services as a result of their more complicated health status.

•The Children's Health Insurance Program (CHIP) helps to expand coverage primarily to children whose families earn too much to qualify for Medicaid, yet not enough to afford private health insurance. Historically, children have represented the largest Medicaid eligible population. Costs are primarily composed of pediatrics and family care, which tend to be more predictable than those associated with other healthcare issues predominantly affecting the adult population.

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

•A portion of Medicaid beneficiaries are dual-eligible, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. According to the CMS, there were approximately 12.4 million dual-eligible enrollees in 2022. These members may receive assistance from Medicaid for benefits, such as nursing home care, HCBS and/or assistance with Medicare premiums and cost-sharing depending on their income level. Dual-eligibles use more services due to their tendency to have more chronic health issues. We serve dual-eligibles primarily through our ABD, LTSS, Medicare-Medicaid Plan (MMP) and Medicare Advantage Dual Eligible Special Needs Plans (D-SNPs) lines of business.

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

Accordingly, in an effort to improve quality of care and lower costs, the majority of states have mandated that their Medicaid recipients enroll in managed care plans and are considering moving to a mandated managed care approach for additional populations and products. CMS estimates the total Medicaid program will grow from $787 billion in 2022 to $1.2 trillion by 2031. Medicaid spending is estimated to have increased by 4% in 2023 and is projected to increase at an average annual rate of 5% between 2022 and 2031. Based on these trends, we believe a significant market opportunity exists for managed care organizations (MCOs) with operations and programs focused on the distinct socio-economic, cultural and healthcare needs of the uninsured population and the Medicaid populations.

We are the largest Medicaid health insurer in the country, serving more than 14 million Medicaid recipients in 30 states as of December 31, 2023. Our Medicaid contracts with each of the states of New York, Florida and California accounted for approximately 10% or more of our consolidated Medicaid premium revenues individually in the year ended December 31, 2023.

Medicare

Medicare is the federal health insurance program for people ages 65 and over, which was expanded to cover people under 65 with certain disabilities and people with end-stage renal disease requiring dialysis or kidney transplant. Medicare consists of four parts, labeled A through D. Part A provides hospitalization benefits financed largely through Social Security taxes and requires beneficiaries to pay out-of-pocket deductibles and coinsurance. Part B provides benefits for medically necessary services and supplies including outpatient care, physician services and home health care. Parts A and B are referred to as Original Medicare.

As an alternative to Original Medicare, beneficiaries may elect to receive their Medicare benefits through Part C, also known as Medicare Advantage. Under Medicare Advantage, MCOs contract with CMS to provide services directly to Medicare beneficiaries as well as through employer and union groups. MCOs typically receive fixed monthly premium per member from CMS that varies based upon the county in which the member resides, demographic factors of the member such as age, gender and institutionalized status and the health status of the member. Any benefits that are not covered by Medicare may result in an additional monthly premium charged to the enrollee or through portions of payments received from CMS that may be allocated to these benefits, according to CMS regulations and guidance. As our Medicare Advantage members reach their deductibles and out-of-pocket maximums, our medical costs rise, creating seasonality in the business with a higher percentage of earnings in the first half of the year.

The Congressional Budget Office estimates the total Medicare market will grow from $973 billion in 2022 to $2.1 trillion by 2033. Medicare spending is estimated to have increased 8% in fiscal 2023 and is projected to increase at an average annual rate of 7% between 2022 and 2033. Over 40% of Medicare spend in 2023 was in Medicare fee-for-service, representing a notable market opportunity to increase penetration of the Medicare Advantage products.

As of December 31, 2023, we served 1.3 million Medicare Advantage members across 36 states, primarily under the brand name Wellcare, with the highest concentration of lower-income, complex members compared to our competitors. Revenues from CMS are significant to the segment.

Medicare Prescription Drug Plan

Medicare prescription drug coverage, or Medicare Part D, is a voluntary benefit for Medicare beneficiaries. The Medicare Part D prescription drug benefit is supported by risk sharing with the federal government through risk corridors designed to limit the losses and gains of the participating drug plans and by providing reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for risk factor payments. Additional subsidies are provided for dually eligible beneficiaries and specified low-income beneficiaries.

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

We offer stand-alone PDPs in 50 states and the District of Columbia, serving 4.6 million members as of December 31, 2023.

Commercial

The ACA created the Health Insurance Marketplace, which is a key component of the ACA and provides an opportunity for individuals and families to obtain health insurance. States have the option of operating their own Marketplace or partnering with the federal government. States choosing neither option default to the federally-facilitated Marketplace. Access to the federally-facilitated Marketplace is limited to U.S. citizens and legal immigrants. Insurers are required to offer a minimum level of benefits with coverage that varies based on premiums and out-of-pocket costs.

Premium subsidies are provided to individuals and families without access to other coverage and with incomes above 100% of the federal poverty level to make coverage more affordable. Consumers who qualify for subsidies may choose how much of the tax credit to apply to their premiums each month, up to the maximum amount for which they are eligible. The amount of subsidy an enrollee may receive depends on household income and the cost of the second lowest cost silver plan available to enrollees in their local area. Temporary enhanced subsidies were made available by the American Rescue Plan Act (ARPA), which were further extended through 2025 pursuant to the Inflation Reduction Act.

We are the largest Marketplace carrier, serving 3.9 million members across 28 states as of December 31, 2023, under the brand name Ambetter Health. Revenues from CMS are significant to the segment.

We also offer commercial health insurance products to individuals through large and small employer groups. We offer plans with differing benefit designs and varying levels of co-payments at different premium rates. These plans are offered generally through contracts with participating network physicians, hospitals and other providers. Coverage typically is subject to copays and can be subject to deductibles and coinsurance. As our commercial members reach their deductibles and out-of-pocket maximums, our medical costs rise, creating seasonality in the business with a higher percentage of earnings in the first half of the year.

Other

Our Other segment includes:

•Specialty Pharmacy. AcariaHealth offers comprehensive specialized pharmacy benefit and care management services for complex diseases by enhancing the patient care offering through collaboration with providers and the capture of relevant data to measure patient outcomes.

•Behavioral Health. Magellan Health, Inc. (Magellan) supports innovative ways of accessing better health through technology, while remaining focused on the critical personal relationships that are necessary to achieve a healthy, vibrant life. Magellan's customers include health plans and other MCOs, employers, labor unions, various military and state and federal governmental agencies and third-party administrators.

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

•Clinical Healthcare. Community Medical Group (CMG) provides clinical healthcare, encompassing primary care, access to certain specialty services and a suite of social and other support services. CMG operates in Florida through an at-risk primary care provider model, focusing on clinical and social care for at-risk beneficiaries. Additionally, Denova Collaborative Health provides outpatient primary care and behavioral healthcare services.

•Federal Services. Health Net Federal Services has a Managed Support Contract in the West Region for the Department of Defense (DoD) TRICARE program. We provide administrative services to Military Health System eligible beneficiaries, which includes eligible active duty service members and their families, retired service members and their families, survivors of retired service members and qualified former spouses. Our current contract for health care delivery services concludes at the end of 2024.

•Corporate Management Company. Each of our health plans contracts with our wholly-owned corporate management company to provide certain functions required to manage the health plan including, but not limited to, salaries and wages for personnel, rent, utilities, population health management, provider contracting, compliance, member services, claims processing, information technology, cash management, finance and accounting and other services.

•International Operations. Circle Health is one of the U.K.'s largest independent hospital operators. Operose Health represents one of the largest provider networks in the U.K. and delivers medical and community-based services in the primary care sector of the National Health Service, which is the publicly funded, national healthcare system for England. Our international businesses, Operose Health and Circle Health, were divested in December 2023 and January 2024, respectively.

OUR COMPETITIVE STRENGTHS

Our approach is based on the following key competitive strengths:

•Power of Incumbency. Centene was founded as a Medicaid company and our business is built on Medicaid as the foundation, anchored around long-lasting, trusted relationships. The years we have spent forging new paths, developing innovative solutions and addressing the evolving needs of our members has earned Centene an important seat at the table and a powerful voice to shape the conversation at the state and federal level. We've deliberately increased our market density by expanding our reach to products beyond Medicaid and as a result, we are the largest Medicaid health insurer and Marketplace carrier in the country.

•Local Where It Matters. Our local approach to delivering healthcare enables us to meet members and providers in the communities where they are to facilitate member access to high-quality, culturally sensitive healthcare services. Our programs and services are tailored to the unique individuals we serve and include a broad range of initiatives to address social drivers of health such as food insecurity, housing instability, unemployment and access to transportation, which contribute to health disparities among underserved communities. With local leadership owning all three lines of business, we're able to translate local best practices from our Medicaid business into product development, distribution, network and pricing decisions we make for our Marketplace and Medicare businesses. We know what our customers will value because we live and work alongside them every day.

•Partnerships. Centene's partnership mindset allows us to design solutions for our members that integrate the most relevant, most local and most innovative capabilities in an agile and capital-efficient way. Partnership has become both strategy and a discipline: finding, measuring and maintaining the best partners over time. Instead of owning providers, we are identifying the best providers for our members, investing in data and engagement models that will support them in delivering health outcomes. For example, we are steadily increasing the number of our members in value-based arrangements in all three lines of business, which lead to a better experience for our providers and higher quality care for our members.

Benefits to Customers

We feel that our ability to establish and maintain a leadership position in the markets we serve results primarily from our demonstrated success in providing quality care while reducing and managing costs, and from our specialized programs with state governments.

The following are among the benefits we provide to our government partners, providers and members:

•Accurate and timely claims payments. We are committed to ensuring that our information systems and claims payment systems meet or exceed state requirements. We continuously improve our claims processing strategies, expertise, configuration and tools to achieve operational excellence, including timely payments to our providers.

•Care management for complex populations. Through our experience with Medicaid populations and long-time presence in states with experience in long-term care for children and adolescents in the foster care system, we have developed care management, service coordination and crisis prevention/response programs that improve healthcare outcomes through decreasing preventable emergency department utilization and improving access to primary care and behavioral health intervention. This experience has led to sole source foster care contracts in Florida, Illinois, Missouri, Oklahoma, Texas and Washington.

•Commitment to quality and improved health outcomes. We demonstrate this through obtaining health plan accreditations, such as National Committee for Quality Assurance (NCQA), which assesses the effectiveness of our structure and operational processes, clinical quality and member satisfaction. We have developed care coordination, case management and clinical programs focused on key prevention and chronic conditions. Additionally, we have launched a multi-year plan to improve quality across the enterprise with a strong focus on enhanced patient experience and access to care, which lays the foundation for strong Medicare Star ratings in the future.

•Community-specific healthcare programs and a focus on addressing health equity. Our expertise in government-sponsored programs has helped us establish and maintain strong relationships with community-based organizations, local providers as well as our state and federal partners. Our health plans develop tailored, local programs and campaigns to support members through solutions that promote whole-person care and enhance health equity.

•Data-driven approach to improve health outcomes. We have employed an investment strategy designed to increase our capability to collect and analyze data and insights. We gather data from multiple sources including medical, vision and behavioral health claims and encounter data, pharmacy data, dental vendor claims and authorization data. We use this data to track utilization trends, identify health disparities, monitor quality of care and evaluate the effectiveness of our programs. Through these analyses, we identify and implement interventions that improve health outcomes, advance health equity and ensure members receive timely, appropriate services. The value and accuracy in the data we collect is important in demonstrating an auditable program for federal and state agencies.

•Member programs and services. Our comprehensive set of programs and services help members achieve whole-person health while supporting the overall goals of the government program. Covered healthcare benefits vary from customer to customer but cover a wide range of services, including transportation assistance, provision of durable medical equipment, behavioral health and substance use disorder services, 24-hour nurse advice line, social work services and telehealth services.

•Value-based arrangements. Our health plans offer a combination of value-based contracting models, including quality incentives and risk arrangements, that address the continuum of whole-person care. We believe value-based collaboration with providers leads to improved health outcomes, reduced costs and better member and provider experiences.

Providers

For each of our service areas, we establish a provider network consisting of primary and specialty care physicians, hospitals, behavioral health practitioners and ancillary providers. Our network of primary care physicians is a critical component of care delivery, cost optimization and the attraction and retention of new members. Primary care physicians include family and general practitioners, pediatricians, internal medicine physicians, obstetricians and gynecologists. Specialty care physicians provide medical care to members generally upon referral by primary care physicians. Specialty care physicians include a wide array of provider types including, but not limited to, orthopedic surgeons, cardiologists and otolaryngologists. We also contract with providers on a negotiated fee arrangement for physical therapy, home healthcare, diagnostic laboratory tests, x-ray examinations, transportation, ambulance services and durable medical equipment.

Our health plans facilitate access to healthcare services for our members primarily through contracts with our providers. Our contracts with primary and specialty care physicians and hospitals are usually for a term of one to three years and renew automatically for successive one-year terms, but generally are subject to termination by either party upon prior written notice. In the absence of a contract, we typically pay providers at applicable state or federal reimbursement levels and guidelines, depending on the product (for example Medicaid or Medicare). We pay providers under a variety of methods, including fee-for-service, capitation arrangements and value-based arrangements.

•Under our fee-for-service contracts with providers, we pay a negotiated fee for covered services, this may include a case rate or fee-for service. This model is characterized as having no financial risk for the provider.

•Under our capitated contracts, providers can be paid a set amount for their services as outlined in their respective provider agreements usually on a per member per month basis and sometimes includes different rates depending on the age of the population.

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

The continuum of value-based contracting includes the following models: pay-for-performance, shared savings, shared risk and full risk. We often start our provider relationships in a pay-for-performance model, in which providers are reimbursed for the fair market value of services provided. Providers benefit from this model as it gives complete transparency and clarity on actions that earn incentives.

We then transition to a risk-sharing model, in which providers are reimbursed based on the total cost of care. As we advance along this continuum, it strengthens our partnerships with our providers, enabling the delivery of high-quality care. We believe having the strongest provider partners who know how to operate well in a value-based model and who can help us drive positive outcomes for our members and good member experience is more important than owning providers, which occurs on an exception basis. Prioritizing partnership over ownership allows us to be agile and capital-efficient, focusing our resources on what we do best.

We work with physicians to help them operate efficiently by providing actionable financial and utilization information, physician and patient educational programs and disease and population health management programs. Our programs are also designed to help physicians coordinate care rendered by other providers.

We believe our local and collaborative approach with physicians and other providers gives us a competitive advantage in entering new markets. Our contracted physicians serve on local committees that assist us in implementing preventive care programs, optimizing costs and improving the overall quality of care delivered to our members, while also simplifying the administrative burdens on our providers. This approach has enabled us to strengthen our provider networks through improved physician recruitment and retention which, in turn, has helped to increase our membership base.

The following are among the services we provide to support physicians:

•Provider Engagement Performance Tools and Processes can lead to measurable improvements in quality and health outcomes, healthcare costs and member satisfaction. High-quality provider support and service levels are important as our key customers are increasingly using performance-based measures to select and pay health plans. We have a suite of network performance tools for use by physicians and other providers which monitor the outcomes and care gaps of their individual patient panels. We meet with the providers to review their performance issues and recommend strategies for improvements in their patient panel outcomes. Our tools also allow the physician and others to see where they stand within their value-based contract.

•Our Integrated Care Model is member-centric and managed by one care manager assigned to a member who looks at the care for the member in a holistic manner. This single care manager will coordinate all care for that member including behavioral health, medical health and home-based primary care in accordance with an individualized, integrated care plan. This care manager also coordinates meetings with the member's integrated care team to assess and alter the care plan as needed. This results in better clinical outcomes and improved member satisfaction.

•The Provider Portal delivers claims and eligibility information, prior authorization submissions and status, member panels, care gaps, patient analytics and provider analytics to contracted providers to drive provider engagement and improve patient outcomes. Data and reporting are delivered via a secure, user-friendly web-based provider portal. This is provided through our suite of technology platforms.

Our contracted physicians also benefit from several of the services offered to our members and population health management programs, which assist physicians in managing their patients with chronic diseases.

Quality Improvement

Quality improvement is foundational for our organization. Our commitment to achieving better health outcomes for our members has led to recent investments in key initiatives involving people, processes, technology and partner management.

Through these initiatives, we have:

•centralized the oversight of core quality processes and programs, including the implementation of real-time operational dashboards to track numerous quality performance metrics;

•invested in new technology to enhance our access to clinical data on gaps in care, committed to integrating our numerous quality platforms into a single unified workflow and developed advanced analytics to more efficiently and effectively target our member engagement efforts for maximal impact on access, quality and member satisfaction;

•increased focus on member engagement, including tripling the capacity of our member outreach services to encourage active participation with their primary care physicians and other members of their care team and overhauling our onboarding process to focus on quality from the very first member touchpoint for Medicare, Medicaid and the Marketplace; and

•prioritized strengthening relationships with providers to improve access and quality of care for our members; an essential strategy on this front is increasing our value-based provider engagements as those enhanced partnerships have proven to drive higher quality care. We also continue to promote local participation in physician quality improvement committees chaired by local physician leaders, which ensures clinical oversight and is critical to the success of clinical quality improvement programs.

We believe these initiatives will improve members' overall health and healthcare experience and help us achieve stronger Medicare Star ratings.

CMS developed the Medicare Advantage Five-Star Quality Rating System to help consumers choose among competing plans, awarding between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance on composite measures of quality. The parent organization Star rating is used for new Medicare Advantage contracts while existing contracts follow their individual Star ratings to determine bonus payments.

Plans receive additional Medicare revenue related to the achievement of higher Star ratings that can be used to offer more attractive benefit packages to members and/or achieve higher profit margins. In addition, plans with Star ratings of 5.0 are eligible for year-round open enrollment, whereas plans with lower Star ratings have more restrictions on enrollment criteria and timing. Part C or Part D Medicare plans with Star ratings of fewer than three stars for three consecutive years are denoted as "low performing" plans on the CMS website and in the CMS "Medicare and You" handbook. In addition, CMS has the authority to terminate the Medicare Advantage and PDP contracts for plans rated below three Stars for three consecutive years for any Part (C or D). As a result, plans that achieve higher Star ratings may have a competitive advantage over plans with lower Star ratings.

As further validation of our quality objectives, we pursue accreditation by independent organizations that have been established to promote healthcare quality. NCQA Health Plan and Health Equity Accreditation programs provide unbiased, third-party reviews to verify and publicly report results on specific quality metrics including Healthcare Effectiveness Data and Information Set (HEDIS) and Consumer Assessment of Healthcare Providers and Systems (CAHPS). We pursue and achieve accreditation in the majority of states where we currently have health plan operations. We also verify the credentials and backgrounds of our partner providers using standards supported by NCQA to ensure the quality of our networks.

Accreditation is only one measure of our ability to provide access to quality care for our members. The majority of state Medicaid programs also have specific quality measures that drive our clinical quality improvement efforts. Performance is monitored by health plan quality improvement committees and our corporate population health management and quality improvement teams.

We remain committed to our quality initiatives and continue to focus on investments that we expect to translate into value over the next few years.

ETHICS AND COMPLIANCE

Our Ethics and Compliance program assists the organization in developing effective internal controls that promote the prevention and detection of fraud, waste and abuse and the resolution of instances of conduct that do not conform to federal and state law, private payor healthcare program requirements or our ethics and business policies. Responsibilities also include the ongoing maintenance of our privacy program and oversight of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) as it pertains to us and our business units from a compliance, business and technical perspective.

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

The goal of our program is to build a culture of integrity, ethics and compliance, which is assessed periodically to measure engagement and effectiveness. Our Enterprise Ethics and Compliance intranet site, accessible to all team members, links to our Code of Conduct and guidance for team members to assist them in reporting concerns or asking questions. Our Ethics and Compliance Helpline is a toll-free number and web-based reporting tool operated by a third-party independent of the Company and allows team members or other persons to anonymously report suspected incidents of misconduct, fraud, waste, abuse or other compliance violations, concerns or questions. Furthermore, our Board of Directors' Audit and Compliance Committee reviews ethics and compliance report data quarterly.

CORPORATE SUSTAINABILITY

Our steadfast commitment to the health and social well-being of our communities, fostering a healthy environment and our culture of sound and ethical corporate governance, extends far beyond individual programs or initiatives. We provide access to high-quality healthcare, innovative programs and a wide range of health solutions that help people live healthier lives. Our mission is to transform the health of the communities we serve, one person at a time. The Company's Sustainability Framework (the Framework) is comprised of areas of focus core to our mission, our strategy and to delivering positive impact and long-term value to our stakeholders. The Framework highlights our commitment to healthy individuals and healthy communities and builds upon our long history of identifying and removing barriers to health. Implementation of the Framework is overseen by the Board of Directors' Governance Committee and sustainability initiatives throughout the organization are driven by a cross-functional network of executive representatives.

Annually, we issue a sustainability report to communicate the value of our efforts, a Task Force on Climate-related Financial Disclosures (TCFD) Index report outlining our governance structure, strategy, risks, opportunities and metrics and target-setting related to managing climate change, and a Sustainability Accounting Standards Board (SASB) Index report aligned with the SASB Managed Care standard, providing sustainability disclosures to our stakeholders. The Framework enables us to communicate impact and progress on sustainability matters important to our stakeholders and aligned with our business strategy and long-term plans. Sustainability financial reporting disclosures are overseen by the Board of Directors' Audit and Compliance Committee. Our sustainability initiatives and commitments enable us to build healthier communities, empower health, foster a healthy environment and drive business accountability. Interested parties can find our sustainability-related reports within the Investors section of our website, the URL of which is https://investors.centene.com/esg. Please note: Nothing on our website, including our sustainability reports or sections thereof, shall be deemed incorporated by reference into this Annual Report.

COMPETITION

We operate in a highly competitive environment in an industry subject to ongoing significant changes, including business consolidations, new strategic alliances, market pressures and regulatory and legislative reform both at the federal and state level. This includes, but is not limited to, the federal and state healthcare reform legislation described under the heading "Regulation." In addition, changes to the political environment may drive additional changes to the competitive landscape.

We compete with other MCOs, specialty companies and other non-traditional competitors to acquire and retain state, county, federal and commercial contracts. Before granting a contract, state and federal government agencies consider many competitive factors. These factors include quality of care, financial condition, stability and resources, local investments and offerings and established or scalable infrastructure with a demonstrated ability to deliver services and establish comprehensive provider networks.

We also compete to enroll new members and retain existing members. People who wish to enroll in a managed healthcare plan or to change healthcare plans typically choose a plan based on the quality of care and services offered, ease of access to services, a specific provider being part of the network and the availability of supplemental benefits. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of benefit plans offered, size and quality of provider network, quality of service, quality ratings, responsiveness to customer demands, financial stability, comprehensiveness of coverage, diversity of product offerings, market presence and reputation.

We also compete with other MCOs in establishing provider networks. When contracting with various health plans, we believe that providers consider existing and potential member volume, reimbursement rates, provider experience, value-based payment programs, speed of reimbursement and administrative service capabilities. See "Risk Factors - Competition may limit our ability to increase penetration of the markets that we serve."

The relative importance of each of the aforementioned competitive factors and the identity of our key competitors varies by market, including by geography and by product. We believe that we compete effectively against other healthcare industry participants.

REGULATION

Our operations are comprehensively regulated at the local, state and federal levels. Government regulation of the provision of healthcare products and services is a changing area of law that varies from jurisdiction to jurisdiction. States have implemented National Association of Insurance Commissioners (NAIC) model laws and regulations, requiring governance practices and risk and solvency assessment reporting. States have adopted these or similar measures to enhance oversight relating to corporate governance and internal controls of health maintenance organizations (HMOs) and insurance companies. We are required to maintain a risk management framework and file reports with state insurance regulators.

Regulatory agencies have substantial discretion to issue regulations and to interpret and enforce laws and rules. Changes in the regulatory environment and applicable laws and rules also may occur periodically, including in connection with changes in political party or administration at the state and federal levels. The ultimate content, timing or effect of any potential future legislation enacted under new administrations remains uncertain.

Our regulated subsidiaries are licensed to operate as HMOs, preferred provider organizations (PPOs), third party administrators (TPAs), utilization review organizations, pharmacies, direct care providers and/or insurance companies in their respective states. In each of the jurisdictions in which we operate, we are regulated by the relevant health and/or human services departments, Medicaid agencies, boards of pharmacy and other healthcare providers, departments of insurance and departments of health that oversee the activities of MCOs and health plans providing or arranging to provide services to enrollees.

The process for obtaining authorization to operate as an MCO, health insurance plan, PDP, pharmacy or provider organization is complex and requires us to demonstrate to the regulators the adequacy of the health plan's organizational structure, financial resources, utilization review, quality assurance programs, proper billing, complaint procedures, provider network and procedures for covering emergency medical conditions. For example, under both state MCO statutes and insurance laws, our health plan subsidiaries, as well as our applicable specialty companies, must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements. Insurance regulations may also require prior state approval of acquisitions of other MCO businesses and the payment of dividends, as well as notice for loans or the transfer of funds. Our subsidiaries are also subject to periodic state and federal reporting requirements. In addition, each health plan and individual healthcare provider must meet criteria to secure the approval of state regulatory authorities before implementing certain operational changes, including, without limitation, changes to existing offerings, the development of new product offerings, certain organizational restructurings and, in some states, the expansion of service areas.

States have adopted a number of laws and regulations that may affect our business and results of operations. These laws and regulations in certain states include:
•premium taxes or similar assessments imposed on us;
•stringent prompt payment laws requiring us to pay claims within a specified period of time;
•mandated coverage of specific drugs or services;
•state-specific medical loss ratios that may be more stringent than federal requirements;
•disclosure requirements regarding provider fee schedules and coding procedures; and
•programs to monitor and supervise the activities and financial solvency of provider groups.

We are regulated as an insurance holding company and are subject to the insurance holding company acts of the states in which our insurance company and HMO subsidiaries are domiciled. These acts contain certain reporting requirements as well as restrictions on transactions between an insurer or HMO and its affiliates. These holding company laws and regulations generally require insurance companies and HMOs within an insurance holding company system to register with the insurance department of each state where they are domiciled and to file with those states' insurance departments reports describing their capital structure, ownership, financial condition, intercompany transactions and general business operations. In addition, depending on the size and nature of the transaction, various notice and reporting requirements generally apply to transactions between insurance companies and HMOs and their affiliates within an insurance holding company structure. Some insurance holding company laws and regulations require prior regulatory approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, HMOs, their parent holding companies and affiliates. Among other provisions, state insurance and HMO laws may restrict the ability of our regulated subsidiaries to pay dividends.

Additionally, the holding company regulations of the states in which our subsidiaries are domiciled restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Under those statutes, without such approval or an exemption, no person may acquire any voting security of an insurance holding company that controls an insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is generally defined in state insurance laws as the direct or indirect power to direct or cause the direction of the management and policies of a company and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of a company.

PPO laws and regulations also vary by state and cover all or most of the subject areas referred to above.

Our pharmacies must be licensed to do business as pharmacies in the states in which they are located. Our pharmacies must also register with the U.S. Drug Enforcement Administration and individual state-controlled substance authorities to dispense controlled substances.

Our healthcare providers must be licensed to practice medicine and do business as care providers in the state in which they are located. In addition, they must be in good standing with the applicable medical board, board of nursing or other applicable entity. Furthermore, they must not be excluded from participation at either the state or federal levels. Our facilities are periodically reviewed by state departments of health and other regulatory agencies to ensure the environments are safe to provide care.

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

The ACA transformed the U.S. healthcare system through a series of complex initiatives. Some of the ACA's most significant provisions include the imposition of fees, assessments and taxes, the establishment of federally-facilitated and state-based Health Insurance Marketplaces where individuals and small groups may purchase health coverage; the implementation of certain premium stabilization programs designed to apportion risk amongst insurers; and optional Medicaid Expansion. State and federal regulators have continued to provide additional guidance and specificity to the ACA, and we continue to monitor this new information and evaluate its potential impact on our business. For a further discussion of the ACA, see "Risk Factors - Significant changes or judicial challenges to the ACA could materially and adversely affect our results of operations, financial condition, and cash flows."

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

State and Federal Businesses; Contracts

In addition to being a licensed insurance company or HMO, in order to be a Medicaid MCO in each of the states in which we operate, we generally must operate under a contract with the state's Medicaid agency. States generally either use a formal request for proposal process, reviewing a number of bidders, or award individual contracts to qualified applicants that apply for entry to the program. Under these state Medicaid program contracts, we receive monthly payments based on specified capitation rates determined on an actuarial basis. These rates differ by membership category and by state depending on the specific benefits and policies adopted by each state. In addition, several of our Medicaid contracts require us to maintain Medicare Advantage D-SNPs, which are regulated by CMS and the state Medicaid agency, for dual-eligible individuals within the state.

We provide Medicare Advantage, PDPs, D-SNPs and MMPs which are provided under contracts with CMS and subject to federal regulation regarding the award, administration and performance of such contracts. CMS also has the right to audit our performance to determine our compliance with these contracts, as well as other CMS regulations and the quality of care we provide to Medicare beneficiaries under these contracts.

As of December 31, 2023, we operated in 28 states under federally-facilitated Marketplace contracts with CMS and state-based exchanges. We operate under a Memorandum of Understanding with the Arkansas Department of Human Services Division of Medical Services and the Arkansas Insurance Department to participate in the Medicaid expansion model that Arkansas has adopted (referred to as AR Health and Opportunity for Me program).

Our government contracts include government-sponsored managed care and administrative services contracts through the TRICARE program and certain other healthcare-related government contracts.

Our state and federal contracts and the legal and regulatory provisions applicable to us generally set forth requirements for operating, including provisions relating to:

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
•grievance procedures;
•use and compensation of brokers; and
•organization and administrative systems.

A health plan or individual health insurance provider's compliance with these requirements is subject to significant monitoring by state regulators and by CMS, including monthly, quarterly and annual reporting, all of which are generally state-specific. A health plan is also subject to periodic comprehensive quality assurance evaluations by a third-party reviewing organization and generally by the insurance department of the jurisdiction that licenses the health plan. A health plan or individual health insurance provider must also submit reports to various regulatory agencies, including quarterly and annual statutory financial statements and utilization reports.

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

Other Fraud, Waste and Abuse Laws

Investigating and prosecuting healthcare fraud, waste and abuse continues to be a top priority for state and federal law enforcement agencies. These efforts span multiple products, including Medicare, Medicaid, Health Insurance Marketplace and commercial plans. Pertinent fraud, waste and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government. Many states have their own statutes that closely resemble the federal False Claims Act. A plan or provider may engage in other activities that violate fraud, waste and abuse laws, such as paying or receiving kickbacks or other inducements for the referral of members or coverage of products (such as prescription drugs), billing for unnecessary medical services or making false or misleading sales-related representations.

Our program integrity efforts aim to detect, prevent and correct fraud, waste and abuse. In addition to following up on leads from members, providers and our own team members, we use data analytics to identify suspicious activity and, as appropriate, will deny improperly billed claims, recover improperly made payments and make referrals to regulatory entities and law enforcement for further review. The laws and regulations relating to fraud, waste and abuse and the requirements applicable to health plans, PDPs and providers participating in these programs are complex and change regularly. Compliance with these laws may require substantial resources. We are constantly looking for ways to improve our fraud, waste and abuse detection methods. While we have both prospective and retrospective processes to identify abusive patterns and fraudulent billing, we continue to increase our capabilities to proactively detect inappropriate billing prior to payment.

Privacy Regulations

We are subject to various international, federal, state and local laws and rules regarding the use, security and disclosure of protected health information, personal information and other categories of confidential or legally protected data that our businesses handle. Such laws and rules include, without limitation, HIPAA, the Federal Trade Commission Act, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (Gramm-Leach-Bliley Act), the General Data Protection Regulation (GDPR) and state privacy and security laws such as the California Confidentiality of Medical Information Act and the California Online Privacy Protection Act. Privacy and security laws and regulations often change due to new or amended legislation, regulations or administrative interpretation. A variety of state and federal regulators enforce these laws, including but not limited to the U.S. Department of Health and Human Services (HHS), the Federal Trade Commission, state attorneys general and other state regulators.

HIPAA is designed to improve the portability and continuity of health insurance coverage, simplify the administration of health insurance through standard transactions and ensure the privacy and security of individual health information. Among the requirements of HIPAA are the Administrative Simplification provisions which include: standards for processing health insurance claims and related transactions (Transactions Standards); requirements for protecting the privacy and limiting the use and disclosure of medical records and other personal health information (Privacy Rule); and standards and specifications for safeguarding personal health information which is maintained, stored or transmitted in electronic format (Security Rule). The Health Information Technology for Economic and Clinical Health (HITECH) Act amended certain provisions of HIPAA and enhanced data security obligations for covered entities and their business associates. HITECH also mandated individual notifications in instances of a data breach, provided enhanced penalties for HIPAA violations and granted enforcement authority to states' Attorneys General in addition to the HHS Office for Civil Rights. The HIPAA Omnibus Rule further enhanced the changes under the HITECH Acts and the Genetic Information Nondiscrimination Act of 2008 which clarified that genetic information is protected under HIPAA and prohibits most health plans from using or disclosing genetic information for underwriting purposes. These regulations also establish significant criminal penalties and civil sanctions for non-compliance. The preemption provisions of HIPAA provide that the federal standards will not preempt state laws that are more stringent than the related federal requirements.

The Privacy and Security Rules and HITECH/Omnibus enhancements established requirements to protect the privacy of medical records and safeguard personal health information maintained and used by healthcare providers, health plans, healthcare clearinghouses and their business associates.

The Security Rule requires healthcare providers, health plans, healthcare clearinghouses and their business associates to implement administrative, physical and technical safeguards to ensure the privacy and confidentiality of health information electronically stored, maintained or transmitted. The HITECH Act and Omnibus Rule enhanced a federal requirement for notification when the security of protected health information is breached. In addition, there are state laws that have been adopted to provide for, among other things, private rights of action for breaches of data security and mandatory notification to persons whose identifiable information is obtained without authorization.

The requirements of the Transactions Standards apply to certain healthcare related transactions conducted using "electronic media." Since "electronic media" is defined broadly to include "transmissions that are physically moved from one location to another using portable data, magnetic tape, disk or compact disk media," many communications are considered to be electronically transmitted. Under HIPAA, health plans and providers are required to have the capacity to accept and send all covered transactions in a standardized electronic format. Penalties can be imposed for failure to comply with these requirements. The Transactions Standards were modified in October 2015 with the implementation of the ICD-10 coding system.

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

HUMAN CAPITAL RESOURCES

As the pace of change and complexity in the broader environment accelerates, we continue our strong investment in creating a mission-driven culture. We intentionally attract, develop and retain top talent who have diverse voices and experiences, passion and vision well-positioned to help us transform the health of communities we serve. As of December 31, 2023, we had approximately 67,700 team members. Circle Health, divested in January 2024, had approximately 8,300 team members at December 31, 2023.

Workforce Culture and Benefits

We maintain the health and well-being of our team members as one of the main driving factors of business decisions. We offer benefits to our team members to help them achieve optimum work-life balance and meet their needs as well as the needs of their families.

We have adopted a modern work environment. The majority of our team members leverage remote and hybrid work arrangements and are empowered to do their best work in the way they work best. We are intentional in our efforts to foster a collaborative, inclusive and engaging work environment, including monthly forums for people leaders, robust weekly communications for all team members, virtual all-employee meetings and employee programming to help amplify multiple perspectives and lived experiences.

Our compensation and benefits programs are market competitive and designed to attract and retain talent. Our overall compensation philosophy is to pay for performance by linking the achievement of both Company and individual goals to total compensation. In addition to traditional medical and pharmacy benefits, we also offer wellness programs, employee assistance program, tuition reimbursement/educational assistance, adoption reimbursement, parental leave and caregiver leave. Our parental leave offers six weeks of fully compensated time for caregivers with an additional eight weeks for mothers, providing up to 14 weeks of fully compensated maternity leave. In addition, we offer paid community volunteer time to encourage our team members to participate in volunteer programs and support the communities in which we serve.

We leverage a continuous listening approach with our team members, actively soliciting their perspective on our culture and their experiences and engagement. This feedback allows us to attract and retain our mission-driven workforce.

Diversity, Equity and Inclusion

We believe that a diverse workforce and an equitable, inclusive environment is critical to achieving our mission and advancing high performing teams. Our commitment to diversity, equity and inclusion is foundational to our strategy. Our talent advisors and hiring leaders leverage a diverse pipeline resulting in a workforce with team members from a wide range of lived experiences.

To promote engagement, inclusiveness and strong connections between team members across the organization, we have a wide range of Employee Inclusion Groups (EIGs). These voluntary, employee-led groups provide professional connections and leadership opportunities for all team members including military veterans and their families, individuals with disabilities and caregivers of individuals with disabilities, women, LGBTQIA+, multicultural team members and intergenerational team members. Today, there are over 23,000 team members participating in our EIGs.

Talent Development

Through our robust talent infrastructure, we continue working to deepen and prepare our diverse talent bench and workforce, which is instrumental to executing our long-term business strategy. We are committed to developing a skill-rich workforce who can thrive in the evolving world of work, enabling our organization to further accelerate growth, inclusivity and innovation. Through Centene University, we have designed learning and development at scale, using new digital tools, real-time virtual learnings and customized leadership development programs, accessible to all team members, in a modern learning environment.

In addition to building new workforce skills, we utilize our ongoing enterprise talent reviews, succession planning, career development planning and comprehensive workforce analytics to provide insights to senior leaders to inform actions and drive intentional talent results through our People Plans, the integrated human capital component of our annual operating plans.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers, including their ages, at February 16, 2024:

Name	Age	Position
Sarah M. London	43	Chief Executive Officer
Andrew L. Asher	55	Executive Vice President, Chief Financial Officer
Katie N. Casso	42	Senior Vice President, Corporate Controller and Chief Accounting Officer
Kenneth J. Fasola	64	President
Christopher A. Koster	59	Executive Vice President, Secretary and General Counsel
Susan R. Smith	48	Chief Operating Officer

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

Susan R. Smith. Ms. Smith has served as our Chief Operating Officer since January 2024. Ms. Smith has been an employee of the Company since June 2023. From August 2022 through December 2022, she served as Senior Vice President of Clinical, Quality and Enterprise Solutions President at Humana Inc. From July 2021 through July 2022, she served as Senior Vice President of Clinical Solutions at Humana Inc. She also previously served as Senior Vice President of Medicare at Humana Inc. from August 2019 through June 2021. From October 2016 through July 2019, she served as Senior Vice President of Healthcare Quality Reporting and Improvement at Humana Inc.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act) and, as a result, we file periodic reports and other information with the Securities and Exchange Commission (SEC). We make these filings available on our website free of charge, the URL of which is https://www.centene.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website (https://www.sec.gov) that contains our annual, quarterly and current reports and other information we file electronically with the SEC. Stockholders may obtain a copy of this Annual Report on Form 10-K, without charge, by writing: Investor Relations, Centene Corporation, 7700 Forsyth Boulevard, St. Louis, MO 63105. Please note: Information on our website does not constitute part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

You should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline, and our results of operations, financial condition and cash flows could be materially adversely affected due to any of these risks, in which case you could lose all or part of your investment. You should also refer to the other information in this filing, including our consolidated financial statements and related notes. The risks and uncertainties described below are those that we currently believe may materially affect our Company. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our Company.

Risks Relating to Our Business

Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could have a material adverse effect on our results of operations, financial condition and cash flows.

Our profitability depends to a significant degree on our ability to accurately estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our government-sponsored health programs revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expenses exceed our estimates, our health benefits ratio (HBR), or our expenses related to medical services as a percentage of premium revenues, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, out-of-network utilization and pricing, medical claim submission patterns, hospital and pharmaceutical costs, including new high-cost specialty drugs, unexpected events, such as natural disasters, the effects of climate change, acts of war or aggression, geopolitical instability, major epidemics, pandemics and their resurgence, or newly emergent diseases, new medical technologies, increases in provider fraud and other external factors, including general economic conditions such as interest rates, inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. Also, member behavior could continue to be influenced by the uncertainty surrounding the ACA, including potential further legal challenges to the ACA or potential changes in premium subsidies.

Our medical expenses include claims reported but not paid, estimates for claims incurred but not reported (IBNR), and estimates for the costs necessary to process unpaid claims at the end of each period. Our development of the medical claims liability estimate is a continuous process that we monitor and refine on a monthly basis as claims receipts and payment information as well as inpatient acuity information becomes available. As more complete information becomes available, we adjust the amount of the estimate, and include the changes in estimates in medical expenses in the period in which the changes are identified. Given the extensive judgment and uncertainties inherent in such estimates, there can be no assurance that our medical claims liability estimate will be accurate, and any adjustments to the estimate may unfavorably impact our results of operations and financial condition and may be material.

Assumptions and estimates are utilized in establishing premium deficiency reserves. For example, we have established a premium deficiency reserve in connection with the 2024 Medicare Advantage business as of December 31, 2023. If our assumptions are inaccurate, we may be required to increase our premium deficiency reserves which could have a material adverse effect on our results of operations and financial condition.

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

From time to time in the past, our actual results have varied from our estimates, particularly in times of significant changes in the number of our members. If it is determined that our estimates are significantly different than actual results, our results of operations and financial condition could be materially adversely affected. In addition, if there is a significant delay in our receipt of premiums, our business operations, cash flows or earnings could be negatively impacted.

Our Medicare programs are subject to a variety of unique risks that could adversely impact our financial results.

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to negative outcomes from program audits, sanctions, penalties or other actions; if we do not submit adequate bids in our existing markets or any expansion markets; if our existing contracts are modified or terminated; or if we fail to maintain or improve our quality Star ratings, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our results of operations and financial performance. As of October 2023, approximately 87% of membership was associated with contracts rated 3.0 stars or better. Our quality improvement goal is to move 85% of our members into contracts with 3.5 stars or better for rating year 2026 (anticipated to be published in October 2025), which may not be achieved. Additionally, although we expect to have a higher percentage of D-SNP members than most of our competitors, we may be unsuccessful in advocating for adjustments in the Star score rating system or other risk adjustment criteria to reflect the socio-economic barriers to health for this population.

Despite our operational efforts to improve our Star ratings, there can be no assurances that we will be successful in maintaining or improving our Star ratings in future years. Our quality bonus and rebates may continue to be negatively impacted and our Medicare Advantage and PDP contracts may be terminated by CMS. For example, two of our Medicare Advantage contracts have received notice of termination for plan year 2025 and other Medicare Advantage contracts have received Star scores of below 3.0 stars for two consecutive years and accordingly could be terminated for plan year 2026 if their Star scores do not improve. The attractiveness of our Medicare Advantage plans may be reduced if we are unable to maintain or improve these ratings, or if there are changes to the ratings system that make achieving and maintaining ratings of 3.0 stars or higher more difficult.

CMS establishes annually different pricing components of the Medicare Advantage program that may not adequately reflect changes in the underlying health care costs, and which may reduce the profitability or desirability of various Medicare Advantage plans. For calendar year 2024, CMS estimates that the risk model revisions together with the impact of normalization will reduce payments by 2.16%. As a result of these changes, and our 2024 Medicare Advantage bid design and membership projections, we have established a premium deficiency reserve in connection with the 2024 Medicare Advantage business as of December 31, 2023. In addition, CMS' new risk model may not account for the full severity of several chronic conditions, which could also disproportionately affect the dual eligible population who are more medically complex and face additional socio-economic barriers to health compared to others. As a result of these changes and potential future changes to Medicare Advantage pricing components, we may not be able to design products that will be profitable, attractive or competitive for this population.

In addition, proposed CMS regulations may require beneficiaries dually enrolled in Medicare and Medicaid to receive integrated care through Medicare Advantage D-SNPs, which may restrict our product offerings in some geographic service areas.

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

As a result of the variability of certain factors that determine estimates for risk-adjusted premiums, including plan risk scores, the actual amount of retroactive payments could be materially more or less than our estimates. Consequently, our estimate of our plans' risk scores for any period, and any resulting change in our accrual of premium revenues related thereto, could have a material adverse effect on our results of operations, financial condition and cash flows. The data provided to our government customers to determine the risk score are subject to audit by them even after the annual settlements occur. These audits may result in the refund of premiums to the government customer previously received by us, which could be significant and would reduce our premium revenue in the year that repayment is required. This in turn could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Any failure to adequately price or anticipate demand for products offered, anticipate changes to the competitive landscape or any reduction in products offered for Medicare Advantage and in the Health Insurance Marketplace may have a material adverse effect on our results of operations, financial condition and cash flows.

In the Health Insurance Marketplace, we may be adversely impacted if we have not accurately predicted the health needs of our members, including due to individuals exiting the market causing the morbidity of the risk pool to rise without a proportionate change to risk adjustment. In addition, the risk adjustment provisions of the ACA established to apportion risk amongst insurers may not be effective in appropriately mitigating the financial risks related to the Health Insurance Marketplace product, are affected by our members' acuity relative to the membership acuity of other insurers and are subject to a high degree of estimation and variability, including estimation of the ultimate level of program funding based on the financial performance of other participants. Further, changes in the competitive market for both Health Insurance Marketplace and the Medicare Advantage products over time, changes to member eligibility in the program design or changes in the financial incentives of individuals, brokers and competitors to participate in such products may make pricing difficult to predict. For example, competitors may introduce pricing, broker incentives or broker distribution channels that we may not be able to match, which may adversely affect our ability to compete effectively. Competitors may also choose to exit the market altogether or otherwise suffer financial difficulty, which could adversely impact the pool of potential insured, affect collectability of risk adjustment payable or require us to increase premium rates. Any significant variation from our expectations regarding acuity, enrollment levels, adverse selection, out-of-network costs or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial condition and cash flows for both our Health Insurance Marketplace and Medicare Advantage products.

In addition, we may be unable to accurately predict demand for both our Health Insurance Marketplace and Medicare Advantage products, as demand depends on factors outside of our control such as the competitiveness of our bids, the broker distribution channels and the entry and exit of other competitors in the markets. If we experience higher demand for our products than anticipated, we may not have adequate staffing to be able to adequately meet service level requirements in our call centers, which could negatively impact our quality scores, our relationships with our members and providers, as well as our regulators.

If we are not successful in procuring new government contracts or renewing existing government contracts, or if we receive an adverse finding or review resulting from an audit or investigation, our business may be adversely affected.

A substantial portion of our business relates to the provision of managed care programs and selected services to individuals receiving benefits under governmental assistance or entitlement programs. We provide these and other healthcare services under contracts with government entities in the geographic areas in which we operate. Our government contracts are generally intended to run for a fixed number of years and may be extended for an additional specified number of years if the contracting entity or its agent elects to do so. Initial bids for these contracts and initial implementation of these contracts can have substantial start-up costs and may ultimately be unsuccessful. For example, prior to obtaining a certificate of authority in most jurisdictions, we must establish a provider network and have systems in place to administer a state contract and process claims. Once a new contract is awarded, we may experience delays in operational start dates. As a result of these factors, start-up operations may decrease our profitability, or we may not grow as quickly as we anticipated.

When our contracts with government entities expire, they may be opened for bidding by competing healthcare providers, and there is no guarantee that our contracts will be renewed or extended. For example, as part of the normal course of business, several of our Medicaid contracts are up for reprocurement in 2024 (for contracts largely commencing in 2025), including but not limited to Florida, Georgia, a portion of our business in Texas and Michigan. Competitors may be more aggressive in the descriptions of their capabilities and the assumptions utilized in their bids. Even if our responsive bids are successful, the bids may be based upon assumptions or other factors which could result in the contracts being less profitable than we had anticipated. Further, our government contracts contain certain provisions regarding readiness review, eligibility, enrollment and dis-enrollment processes for covered services, eligible providers, periodic financial and informational reporting, financial standards, quality assurance, timeliness of claims payment, compliance with contract terms and law and our agreement to maintain a Medicare plan in the state, among other things, and are subject to cancellation if we fail to perform in accordance with the standards set by regulatory agencies. For example, as a result of a Medicaid reprocurement process in California, in January 2024 our subsidiary, Health Net of California, began subcontracting a portion of its Medicaid membership in Los Angeles, which reduced our membership, compared to December 2023.

We are also subject to various reviews, audits and investigations, as well as self-reporting requirements, to verify our compliance with the terms of our contracts with various governmental agencies, as well as compliance with applicable laws and regulations. Any non-compliance with our government contracts or with applicable laws and regulations, adverse review, audit or investigation, could result in, among other things: cancellation of our contracts; refunding of amounts we have been paid pursuant to our contracts; imposition of fines, penalties and other sanctions on us; loss of our right to participate in various programs; increased difficulty in selling our products and services; loss or suspension of one or more of our licenses; lowered quality Star ratings; harm to our reputation; or required changes to the way we do business. For example, several states have made claims related to services previously provided by Envolve, which historically provided PBM and specialty pharmacy services, including among other things, (i) claims seeking payment for services already reimbursed, (ii) claims alleging the failure to accurately disclose the true cost of the PBM services and (iii) claims alleging inflation of dispensing fees for prescription drugs. For additional information, see Note 17. Contingencies to the consolidated financial statements included in Part II of this Annual Report on Form 10-K. Additional claims, reviews or investigations may still be brought by other states, the federal government or shareholder litigants, and there is no guarantee we will have the ability to settle such claims with other states within the reserve estimate we have recorded and on other acceptable terms, or at all. In addition, under government procurement regulations and practices, a negative determination resulting from a government audit of our business practices could result in a contractor being fined, debarred and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time.

If any of our government contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis, or if we receive an adverse finding or review resulting from an audit or investigation, our business and reputation may be adversely impacted, our goodwill could be impaired and our results of operations, financial condition or cash flows may be materially adversely affected.

In addition, we contract with independent third-party vendors, brokers and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Violations of, or noncompliance with, laws and regulations governing our business by such third parties, or governing our dealings with such parties, could, among other things, subject us to additional audits, reviews, investigations, self-reporting requirements and other adverse effects.

We derive a portion of our cash flow and gross margin from our PDP operations, for which we submit annual bids for participation. The results of our bids could have a material adverse effect on our results of operations, financial condition and cash flows.

A significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries in CMS-designated regions where our PDP premium bids are below benchmarks of other plans' bids. In general, our premium bids are based on assumptions regarding PDP membership, utilization, drug costs, drug rebates and other factors for each region. Our 2024 PDP bids resulted in 30 of the 34 CMS regions in which we were below the benchmarks and 4 regions in which we were within the de minimis range, largely consistent with our 2023 PDP bids. As of January 1, 2024, we experienced an increase of 1.7 million PDP members compared to December 2023, due to our 2024 bid positioning. If our future Part D premium bids are not below the CMS benchmarks, we risk losing PDP members who were previously assigned to us and we may not have additional PDP members auto-assigned to us, which could materially reduce our revenue.

The Inflation Reduction Act (IRA) is expected to substantially increase PDP's risk exposure in 2025. Under IRA, PDP plan costs will increase significantly due to a reduction in members cost share (close of coverage gap, and the $2,000 cap on member out of pocket expenses) and a decrease in federal reinsurance (from 80% to 20%, while a greater portion of the plan drug costs will fall into the catastrophic phase). In the meantime, Part D risk sharing program thresholds would be applied to the increased Part D plan costs, so the plan cost at risk will be much greater before any risk sharing kicks in. These changes may lead to heightened underwriting risks and increased market volatility and uncertainty for 2025 bids, which could materially reduce our revenue and profit.

Our encounter data may be inaccurate or incomplete, which could have a material adverse effect on our results of operations, financial condition and cash flows and ability to bid for, and continue to participate in, certain programs.

Our contracts require the submission of complete and correct encounter data. The accurate and timely reporting of encounter data is increasingly important to the success of our programs because more states are using encounter data to determine compliance with performance standards and to set premium rates. We have expended and may continue to expend additional effort and incur significant additional costs to collect or correct inaccurate or incomplete encounter data from our existing health plans and any health plans we may acquire in the future and have been and continue to be, exposed to operating sanctions and financial fines and penalties for noncompliance. In some instances, our government clients have established retroactive requirements for the encounter data we must submit. There also may be periods of time in which we are unable to meet existing requirements. In either case, it may be prohibitively expensive or impossible for us to collect or reconstruct this historical data.

We may experience challenges in obtaining complete and accurate encounter data, due to difficulties with providers and third-party vendors submitting claims in a timely fashion in the proper format, and with state agencies in coordinating such submissions. As states increase their reliance on encounter data, these difficulties could adversely affect the premium rates we receive and how membership is assigned to us and subject us to financial penalties, which could have a material adverse effect on our results of operations, financial condition cash flows and our ability to bid for, and continue to participate in, certain programs.

Increases in our pharmaceutical costs could have a material adverse effect on the level of our medical costs and our results of operations.

Introduction of new high-cost specialty drugs and sudden cost spikes for existing drugs increase the risk that the pharmacy cost assumptions used to develop our capitation rates are not adequate to cover the actual pharmacy costs, which jeopardizes the overall actuarial soundness of our rates. Bearing the high costs of new specialty drugs or the high-cost inflation of drugs without an appropriate rate adjustment or other reimbursement mechanism could have an adverse impact on our financial condition and results of operations. In addition, evolving regulations and state and federal mandates regarding coverage may impact the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, geographic variation in utilization of new and existing pharmaceuticals, changes in discounts, civil investigations and litigation. Although we will continue to work with state Medicaid agencies in an effort to ensure that we receive appropriate and actuarially sound reimbursement for all new drug therapies and pharmaceuticals trends, there can be no assurance that we will be successful in that regard.

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

Additionally, we rely on the accuracy of eligibility lists provided by state governments and their vendors. Inaccuracies in those lists would negatively affect our results of operations. Premium payments to our health plans are based upon eligibility lists produced by state governments and their vendors. From time to time, states require us to reimburse them for premiums paid to us based on an eligibility list that a state later discovers contains individuals who are not in fact eligible for a government sponsored program or are eligible for a different premium category or a different program. Our results of operations would be adversely affected as a result of such reimbursement to the state if we make or have made related payments to providers and are unable to recoup such payments from the providers. Alternatively, a state could fail to pay us for members for whom we are entitled to payment. Such factors could have an adverse effect on our premium revenues and results of operations, financial condition and cash flows.

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

We derive a significant portion of our premium revenues from operations in a number of states, and our results of operations, financial condition or cash flows could be materially adversely affected by a decrease in premium revenues or profitability in any one of those states.

Operations in a number of states have accounted for a significant portion of our premium revenues to date. If we were unable to continue to operate in any of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially. For example, as part of the normal course of business, several of our Medicaid contracts are up for reprocurement in 2024 (for contracts largely commencing in 2025), including but not limited to Florida, Georgia, a portion of our business in Texas and Michigan. Our reliance on operations in a limited number of states could cause our revenues and profitability to change suddenly and unexpectedly depending on legislative or other governmental or regulatory actions and decisions or changes in governmental administrations, economic conditions and similar factors in those states. Government entities in states we currently serve could open the bidding for their Medicaid or other healthcare programs to other health insurers through a request for proposal process. For example, as a result of Medicaid reprocurement process in California, in January 2024 our subsidiary, Health Net of California, began subcontracting a portion of its Medicaid membership in Los Angeles, which reduced our membership compared to December 2023. Reductions in our service area or services provided in any of the states in which we operate could harm our business.

Competition may limit our ability to increase penetration of the markets that we serve.

We compete for members principally on the basis of size and quality of provider networks, the design and cost of benefits provided and quality of service. We compete with numerous types of competitors, including other health plans and traditional state Medicaid programs that reimburse providers as care is provided, as well as other non-traditional competitors. In addition, the administration of the ACA has the potential to shift the competitive landscape in our segment.

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

We operate in a highly competitive, dynamic and rapidly evolving industry and our failure to adapt could negatively impact our business.

The health service industry continues to be competitive, dynamic and rapidly evolving. Any significant shifts in the structure of the industry could alter industry dynamics and adversely affect our ability to compete, attract or retain clients and customers. Industry shifts could result (and have resulted) from, among other things:

•a large intra- or inter-industry merger or industry consolidation;
•strategic alliances;
•change in broker distribution channels and requirements;
•continuing consolidation among physicians, hospitals and other health care providers, as well as changes in the organizational structures chosen by physicians, hospitals and health care providers; and
•new market entrants, including those not traditionally in the health service industry.

Our failure to anticipate or appropriately adapt to changes in the industry could negatively impact our competitive position and adversely affect our business and results of operations.

If our vendors fail to meet their contractual obligations to us or fail to comply with applicable laws or regulations, our results of operations may be adversely affected and we may be exposed to brand and reputational harm, litigation and/or regulatory action.

We are subject to risks associated with outsourcing services and functions to third parties. We contract with various vendors to perform certain functions and services, including for PBM, medical management and other member-related services. Our arrangements with these third parties may expose us to public scrutiny, adversely affect our brand and reputation, expose us to litigation or regulatory action, and otherwise make our operations vulnerable if we fail to adequately oversee, monitor and regulate their performance or if they fail to meet their contractual obligations to us, including successfully and timely transitioning services, delivering expected cost savings, guarantees or commitments, increasing their service levels to us, or complying with applicable laws or regulations.

Any failure of these third parties' prevention, detection or control systems related to regulatory compliance, compliance with our internal policies, data security and/or cybersecurity or any incident involving the theft, misappropriation, loss or other unauthorized disclosure of, or access to, members' or other constituents' sensitive information could require us to expend significant resources to remediate any damage, interrupt our operations and adversely affect our brand and reputation and also expose us to whistleblower, class action and other litigation, other proceedings, prohibitions on marketing or active or passive enrollment of members, corrective actions, fines, sanctions and/or penalties, any of which could adversely affect our business results of operations, financial condition or cash flows. If the vendors cannot adequately perform services to us due to lack of adequate staffing, infrastructure, experience, operational maturity, funding, bankruptcy, insolvency, or other credit failure, it could have a material adverse effect on our results of operations if we are not able to contract with other service providers on a timely basis or at all.

If we are unable to maintain relationships with our provider networks, our profitability may be materially adversely affected.

Our profitability depends, in large part, upon our ability to contract at competitive prices with hospitals, physicians, and other healthcare providers. Our provider arrangements with our primary care physicians, specialists and hospitals generally may be canceled by either party without cause upon 90 to 120 days prior written notice. We cannot provide any assurance that we will be able to continue to renew our existing contracts or enter into new contracts on a timely basis or under favorable terms enabling us to service our members profitably. Healthcare providers with whom we contract may not properly manage the costs of, and access to services, be able to provide effective telehealth services, maintain financial solvency, pay secondary providers for services rendered (which could lead secondary providers to demand payment from us even though we have made our regular capitated payments to the provider group) or avoid disputes with other providers. Depending on state law and the regulatory environment, it may be necessary for us to pay such claims. Any of these events could have a material adverse effect on the provision of services to our members and our operations.

In any particular market, physicians and other healthcare providers could refuse to contract, demand higher payments or take other actions that could result in higher medical costs or difficulty in meeting regulatory or accreditation requirements, among other things. In some markets, certain healthcare providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies that could result in diminished bargaining power on our part. In addition, accountable care organizations, practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage and other organizational structures that physicians, hospitals and other healthcare providers choose may change the way in which these providers interact with us and may change the competitive landscape. Such organizations or groups of healthcare providers may compete directly with us, which could adversely affect our operations, and our results of operations, financial condition and cash flows by impacting our relationships with these providers or affecting the way that we price our products and estimate our costs, which might require us to incur costs to change our operations. Provider networks may consolidate or be acquired by our direct competitors, resulting in a reduction in the competitive environment or in our competitive position. In addition, if these providers refuse to contract with us, use their market position to negotiate contracts that are unfavorable to us, or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.

From time to time, healthcare providers assert or threaten to assert claims seeking to terminate non-cancelable agreements due to alleged actions or inactions by us. If we are unable to retain our current provider contract terms or enter into new provider contracts timely or on favorable terms, our profitability may be materially adversely affected. In addition, from time to time, we may be subject to class action or other lawsuits by healthcare providers with respect to claim payment procedures or similar matters. For example, our wholly owned subsidiary, Health Net Life Insurance Company (HNL), is and may continue to be subject to such disputes with respect to HNL's payment levels in connection with the processing of out-of-network provider reimbursement claims for the provision of certain substance abuse related services. In the event HNL receives an adverse finding in any related legal proceeding or from a regulator or is otherwise required to reimburse providers for these claims at rates that are higher than expected or for claims HNL otherwise believes are unallowable, our financial condition and results of operations may be materially adversely affected. In addition, regardless of whether any such lawsuits brought against us are successful or have merit, they will still be time-consuming and costly and could distract our management's attention. As a result, under such circumstances, we may incur significant expenses and may be unable to operate our business effectively.

If we or our third-party vendors are unable to integrate and manage information systems and networks effectively, our operations could be disrupted.

Our operations depend significantly on effective information systems and networks. The information gathered and processed by information systems and networks assists us in, among other things, monitoring utilization and other cost factors, processing provider claims and providing data to our regulators. Our healthcare providers also depend upon our information systems and networks for membership verifications, claims status and other information. Our information systems, networks and applications require continual maintenance, upgrading and enhancement to meet our operational needs and regulatory requirements. We regularly upgrade and expand our information systems' and networks' capabilities. If we, our healthcare providers, brokers' or our third-party vendors experience difficulties with the transition to or from information systems or networks or do not appropriately integrate, maintain, enhance or expand information systems or networks, we could suffer, among other things, operational disruptions, loss of existing members and providers and difficulty in attracting new members and providers, complaints, regulatory problems and increases in administrative expenses. In addition, our, our healthcare providers', our brokers' or our third-party vendors' ability to integrate and manage information systems and networks may be impaired as the result of events outside our control, including natural disasters, such as earthquakes or fires, or acts of wars, aggression or terrorism, which may include cyber-attacks or other data security incidents by terrorists or other governmental or non-governmental actors. We may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable if such third parties fail to perform adequately. In addition, our ability to use outsourcing resources in certain jurisdictions might be limited by legislative action or contracts, with the result that the work must be performed at greater expense or we may be subject to sanctions for non-compliance. Any of these risks might have a materially adverse impact on our business, results of operations and financial condition.

A failure in or breach of our operational or security systems, networks or infrastructure, or those of third parties with which we do business, including as a result of cyber-attacks and other data security incidents, could have a material adverse effect on our business.

Data security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct our operations and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign states and state-supported actors. Data security risks also may derive from fraud or malice on the part of our team members or third parties, or may result from human error, software bugs, server malfunctions, software or hardware failure or other technological failure. As these threats continually evolve, we may be required to devote substantial additional resources to modify or enhance our operational or security systems and networks and our cybersecurity program.

Our operations rely on the secure transmission, storage and other processing of confidential, personal, proprietary, sensitive and other information in our computer systems and networks as well as those of third parties with which we do business.

Security breaches of such systems and networks may arise from external or internal threats. External breaches may result from, among other things, a threat actor hacking personal information for financial gain, attempting to cause harm or interruption to our operations or intending to obtain competitive information. Internal breaches may result from, among other things, inappropriate security access to confidential information by rogue team members, consultants or third-party service providers. Any security breach could result in the misappropriation, loss or other unauthorized access, disclosure or use of confidential member information, including personal information, financial data, competitively sensitive information or other proprietary data, whether by us or a third party, and could have a material adverse effect on our business reputation, financial condition, cash flows or results of operations.

We maintain a system of prevention and detection controls through our security programs; however, our prevention and detection controls may not prevent or identify all such attacks on a timely basis, or at all. Despite our best attempts to maintain adherence to data privacy and security best practices, as well as compliance with applicable laws, regulations, rules, standards and contractual requirements, our facilities, systems and networks, and those of our third-party service providers, may be vulnerable to data privacy or security breaches, acts of vandalism or theft, malware, ransomware, social engineering attacks (including phishing attacks), denial-of-service attacks or other forms of cyber-attack, misplaced or lost data including paper or electronic media, programming and/or human errors or other similar events. We experience attempted external hacking or malicious attacks on a regular basis. In the past, we have had data breaches resulting in disclosure of confidential or protected health information that have not resulted in any material financial loss or penalty to date. For example, in 2021, we learned that Accellion, a third-party data transfer provider with whom we contract, had a system vulnerability that resulted in unauthorized access to certain sensitive data of our customers, including protected health information, as well as unauthorized access to the data of several of Accellion's other clients. This incident led to putative class action lawsuits that were filed against us and our subsidiaries, Health Net, LLC, Health Net of California, Inc., HNL, Health Net Community Solutions, Inc., and California Health & Wellness, and Accellion on behalf of the affected customers. There can be no assurance that this incident and other privacy or security breaches will not require us to expend significant resources to remediate any damage, interrupt our operations and damage our business or reputation, subject us to state, federal, or international agency review, and result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation, results of operations, financial condition and cash flows.

While we generally perform data security due diligence on our key service providers, we do not control our service providers and our ability to monitor their data security practices is limited. Some of our vendors may store or have access to our data and may not have effective controls, processes, or practices to protect our information from loss, unauthorized disclosure, unauthorized use or misappropriation, cyber-attacks or other data security incidents. A vulnerability in our service providers' software or systems, a failure of our service providers' safeguards, policies or procedures, or a cyber-attack or other data security incident affecting any of these third parties could harm our business. Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.

We may be unable to attract, retain or effectively manage the succession of key personnel.

We are highly dependent on our ability to attract, develop and retain qualified personnel to operate and expand our business. We face intense competition for experienced and highly skilled team members, and we may be unable to attract and retain such team members, or competition among potential employers may result in increasing compensation. In addition, we may be adversely impacted if we are unable to adequately plan for the succession of our executives and senior management. While we have succession plans in place for members of our executive and senior management team, these plans do not guarantee that the services of our executive and senior management team will continue to be available to us. Our ability to replace any departed members of our executive and senior management team or other key team members may be difficult and may take an extended period of time because of the limited number of individuals in the Managed Care industry with the breadth of skills and experience required to operate and successfully expand a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these personnel. Further, the increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our team members and employment candidates. Our recently adopted modern work environment, including remote and hybrid work arrangements which is utilized by the majority of our team members, may present operational, cybersecurity and workplace culture challenges. If we are unable to attract, retain and effectively manage the succession plans for key personnel, executives and senior management, our business and financial condition, results of operations or cash flows could be harmed.

An impairment charge with respect to our recorded goodwill, intangible assets and real estate portfolio could have a material impact on our results of operations and shareholders' equity.

Changes in business strategy, divestitures, government regulations or economic or market conditions and non-renewal of government contracts have resulted and may result in impairments of our real estate portfolio, goodwill and other intangible assets at any time in the future. We have recorded a total of $529 million in impairment charges during the year ended December 31, 2023, which were largely attributed to recent divestitures. For additional information, see Note 7. Goodwill and Intangible Assets to the consolidated financial statements included in Part II of this Annual Report on Form 10-K. We may have additional impairment charges in connection with our periodic evaluation of our goodwill and intangible assets using assumptions and judgments regarding the estimated fair value of our reporting units. Our assumptions and judgments regarding the existence of impairment indicators are based on, among other things, legal factors, contract terms, market conditions and operational performance. Further, the estimated value of our reporting units may be impacted because of business decisions we make associated with any future changes to laws and regulations, which could unfavorably affect the carrying value of certain goodwill and other intangible assets and result in impairment charges in future periods. If an event or events occur that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets, such revision could result in a non-cash impairment charge that could have a material impact on our results of operations and shareholders' equity in the period in which the impairment occurs.

Risks Relating to Regulatory and Legal Matters

Reductions in funding, changes to eligibility requirements for government-sponsored healthcare programs in which we participate, and any inability on our part to effectively adapt to changes to these programs could have a material adverse effect on our results of operations, financial condition and cash flows.

The majority of our revenues come from government subsidized healthcare programs including Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD, Foster Care and Health Insurance Marketplace premiums. Changes in these programs could change the number of persons enrolled in or eligible for these programs and increase our administrative and healthcare costs under these programs. For example, due to the declaration of the end of the public health emergency (PHE) and the subsequent expiration of the eligibility determination waivers, we expect the resumption of the Medicaid eligibility redeterminations to significantly reduce our membership in our Medicaid programs. We do not expect to fully offset the loss of this membership by increased enrollment in our Health Insurance Marketplace products. States may decide to reduce reimbursement or reduce benefits in order for states to afford to maintain or increase eligibility levels. If any state in which we operate were to decrease premiums paid to us or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Under most of these programs, the base premium rate paid for each program differs, depending on a combination of factors such as defined upper payment limits, a member's health status, age, gender, county or region and benefit mix. Since Medicaid was created in 1965, the federal government and states have shared the costs for this program, with the federal government share currently averaging approximately 60%. We are therefore exposed to risks associated with federal and state government contracting or participating in programs involving a government payor, including but not limited to the general ability of the federal and/or state governments to terminate or modify contracts with them, in whole or in part, without prior notice, for convenience or for default based on performance; potential regulatory or legislative action that may materially modify amounts owed; our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity; responses to pandemics, resurgences and new emergent diseases and other regulatory, legislative or judicial actions that may have an impact on the operations of government subsidized healthcare programs including ongoing litigation involving the ACA. For example, future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD and Foster Care. Additionally, as a result of the CMS Medicare Advantage 2024 rate decrease, combined with our quality scores, we have established a premium deficiency reserve in connection with the 2024 Medicare Advantage business as of December 31, 2023. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (sequestration), subject to a 2% cap, which was extended by the Bipartisan Budget Act of 2019 through 2029, which was reinstated on July 1, 2022, after a temporary suspension due to the COVID pandemic.

The IRA enacts significant changes to the Medicare Part D program beginning on January 1, 2025. These changes create additional uncertainty for 2025 Medicare Part D bids, including their profitability and the competitive market landscape. If our future Part D premium bids are not profitable or below the CMS benchmarks or competitors price their products with significantly lower premiums, membership, revenue and profitability of this product could be materially reduced, which in turn could have a material adverse effect on our results of operations and financial conditions.

In addition, proposed CMS regulations may require beneficiaries dually enrolled in Medicare and Medicaid to receive integrated care through Medicare Advantage D-SNPs, which may restrict our product offerings in some geographic service areas.

In addition, reductions in defense spending could have an adverse impact on certain government programs in which we currently participate by, among other things, terminating or materially changing such programs, or by decreasing or delaying payments made under such programs. Adverse economic conditions may put pressures on state budgets as tax and other state revenues decrease while the population that is eligible to participate in these programs remains steady or increases, creating more need for funding. We anticipate this will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits and limited or no premium rate increases or premium rate decreases. A reduction (or less than expected increase), a protracted delay or a change in allocation methodology in government funding for these programs, as well as termination of one or more contracts for the convenience of the government, may materially and adversely affect our results of operations, financial condition and cash flows.

Also, if legislation increasing the federal debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. In addition, if another federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid, Medicare, TRICARE, CHIP, LTSS, ABD, Foster Care and the Health Insurance Marketplace, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial condition, results of operations or cash flows may be materially affected.

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

The enhanced eligibility for the advance premium tax credit for Marketplace members that was extended by the Inflation Reduction Act expires December 31, 2025. If this credit is not renewed or extended, or if eligibility for this credit is limited, it could materially adversely impact our Marketplace membership.

Additionally, the U.S. Department of Labor issued a final rule on June 19, 2018, which expanded flexibility regarding the regulation and formation of association health plans (AHPs) provided by small employer groups and associations. On June 13, 2019, the HHS, the U.S. Department of Labor and the U.S. Treasury issued a final rule allowing employers of all sizes that do not offer a group coverage plan to fund a new kind of health reimbursement arrangement (HRA), known as an individual coverage HRA (ICHRA). Beginning January 1, 2020, employees became able to use employer-funded ICHRAs to buy individual-market insurance, including insurance purchased on the public exchanges formed under the ACA. It remains uncertain whether or when the current or future administrations will propose changes to restrict these insurance plan options that are not required to meet ACA requirements, and what the impact of such potential changes may be.

These changes and other potential changes involving the functioning of the Health Insurance Marketplace as a result of additional new state and federal legislation, regulation, executive action or litigation, including those related to extending enrollment periods, increasing eligibility in the program design, changing the eligibility and amount of the advanced premium tax credit and expanding navigator services, could impact our business and results of operations adversely or in other ways that we do not currently anticipate.

Our business activities are highly regulated and new laws or regulations or changes in existing laws or regulations or their enforcement or application could force us to change how we operate and could harm our reputation and business.

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

In each of the jurisdictions in which we operate, we are regulated by the relevant insurance, health, and/or human services or government departments that oversee the activities of MCOs providing or arranging to provide services to Medicaid, Medicare, Health Insurance Marketplace enrollees or other beneficiaries. For example, our health plan subsidiaries must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements.

The frequent enactment of, changes to, or interpretations of laws and regulations could, among other things: force us to restructure our relationships with providers within our network; require us to implement additional or different programs and systems; restrict revenue and enrollment growth; increase our healthcare and administrative costs; impose additional capital and surplus requirements; modify how we contract, pay and interact with brokers, and increase or change our liability to members in the event of malpractice by our contracted providers. In addition, changes in political party, or administrations at the state or federal level in the United States or internationally may change the attitude towards healthcare programs and result in changes to the existing legislative or regulatory environment.

Additionally, the taxes and fees paid to federal, state, local and international governments may increase due to several factors, including: enactment of, changes to or interpretations of tax laws and regulations, audits by governmental authorities, geographic expansions into higher taxing jurisdictions and the effect of expansions into international markets.

We are often required to maintain a minimum HBR or share profits in excess of certain levels, which may be retroactive. In certain circumstances, our plans have returned premiums back to the states, enrollees or other beneficiaries in the event profits exceed established levels or HBR does not meet the minimum requirement. The amount of premium returned may include transparent pharmacy pricing and rebate initiatives. Other states may require us to meet certain performance and quality metrics in order to maintain our contracts or receive additional or full contractual revenue.

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

In April 2016, CMS issued final regulations that revised existing Medicaid managed care rules by establishing a minimum medical loss ratio standard for Medicaid of 85% and strengthening provisions related to network adequacy and access to care, enrollment and disenrollment protections, beneficiary support information, continued service during beneficiary appeals, and delivery system and payment reform initiatives, among others. On November 13, 2020, CMS finalized revisions to the Medicaid managed care regulations, many of which became effective in December 2020. While not a wholesale revision of the 2016 regulations, the November 2020 final rule adopted changes in areas including network adequacy, beneficiary protections, quality oversight and the establishment of capitation rates and payment policies. Although we strive to comply with all existing regulations and to meet performance standards applicable to our business, failure to meet these requirements could result in financial fines and penalties. Also, states or other governmental entities may carve out certain services and benefits from the government programs in which we participate, or they may not allow us to continue to participate in their government programs or we may fail to win procurements to participate in such programs, any of which could materially and adversely affect our results of operations, financial condition and cash flows.

In addition, as a result of the expansion of our businesses and operations conducted in foreign countries, we face political, economic, legal, compliance, regulatory, operational and other risks and exposures that are unique and vary by jurisdiction. These foreign regulatory requirements with respect to, among other items, environmental, tax, licensing, intellectual property, privacy, data protection, investment, capital, management control, labor relations, and fraud and corruption regulations are different than those faced by our domestic businesses. In addition, we are subject to U.S. laws that regulate the conduct and activities of U.S.-based businesses operating abroad, such as the FCPA, and as well as anti-bribery and anti-corruption laws in other jurisdictions (such as the U.K. Bribery Act). Any failure to comply with laws and regulations governing our conduct outside the United States or to successfully navigate international regulatory regimes that apply to us could subject us to civil and criminal penalties and could adversely affect our ability to market our products and services, which may have a material adverse effect on our business, financial condition, and results of operations.

Our pharmacy services face regulatory and other competitive risks and uncertainties which could materially and adversely affect our results of operations, financial condition and cash flows.

We historically provided PBM services and continue to provide certain pharmacy benefits administration and specialty pharmacy services. We have transitioned substantially all of our PBM business to a third party as of January 1, 2023. These businesses are subject to federal and state laws and regulations that, among other requirements, govern the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers, and consumers. For example, several states have made claims related to PBM services including among other things, (i) claims seeking payment for services already reimbursed, (ii) claims alleging the failure to accurately disclose the true cost of the PBM services, and (iii) claims alleging inflation of dispensing fees for prescription drugs. For additional information, see Note 17. Contingencies to the consolidated financial statements included in Part II of this Annual Report on Form 10-K. Additional claims, reviews, or investigations may still be brought by other states, the federal government, or shareholder litigants.

Our specialty pharmacy business is subject to extensive federal, state and local laws and regulations. In addition, federal and state legislatures and regulators regularly consider new regulations for the industry that could materially and adversely affect current industry practices, including the receipt or disclosure of rebates from pharmaceutical companies, the development and use of formularies and the use of average wholesale prices.

Our specialty pharmacy business would be materially and adversely affected by an inability to contract on favorable terms with pharmaceutical manufacturers and other suppliers, though we use a network of specialty pharmacies beyond AcariaHealth. Disruptions at any of our specialty pharmacies due to an event that is beyond our control could affect our ability to process and dispense prescriptions in a timely manner and could materially and adversely affect our results of operations, financial condition and cash flows.

Contracts in the prescription drug industry generally use pricing metrics published by third parties as benchmarks to establish pricing for prescription drugs. If these benchmarks are no longer published by third parties, or we, or our contractual partners, adopt other pricing benchmarks for establishing prices within the industry, or legislation or regulation requires the use of other pricing benchmarks, or future changes in drug prices substantially deviate from our expectations, the short- or long-term impacts may have a material adverse effect on our business and results of operations.

We have been and may from time to time become involved in costly and time-consuming litigation and other regulatory proceedings, which require significant attention from our management and could adversely affect our business.

From time to time, we are a defendant in lawsuits and regulatory actions and are subject to investigations relating to our business, including, without limitation, medical malpractice claims; claims by members and providers alleging failure to timely and accurately pay for or provide healthcare; claims related to non-payment or insufficient payments for out-of-network services; claims related to network adequacy; claims alleging bad faith; compliance with CMS Medicare and Marketplace regulations, including risk adjustment and broker compensation; claims related to the False Claims Act, the calculation of minimum MLR and rebates related thereto, claims related to privacy, intellectual property and vendor disputes; investigations regarding our submission of risk adjuster claims; putative securities class actions; protests and appeals related to Medicaid procurement awards; cybersecurity issues, including those related to our or our third-party vendors' information systems; employment-related disputes, including wage and hour claims; submissions to state agencies related to payments or state false claims acts, preauthorization penalties, timely review of grievance and appeals; and claims related to the imposition of new taxes, including but not limited to claims that may have retroactive application. For example, several states have made claims related to services previously provided by Envolve, which historically provided PBM and specialty pharmacy services, including among other things, (i) claims seeking payment for services already reimbursed, (ii) claims alleging the failure to accurately disclose the true cost of the PBM services and (iii) claims alleging inflation of dispensing fees for prescription drugs. For additional information, see Note 17. Contingencies to the consolidated financial statements included in Part II of this Annual Report on Form 10-K. Additional claims, reviews or investigations may be brought by other states, the federal government or shareholder litigants, and there is no guarantee we will have the ability to settle such claims with other states within the reserve estimate we have recorded, on other acceptable terms, or at all. Although we maintain some third-party insurance coverage, including excess liability insurance with third-party insurance carriers, certain liabilities or types of damages, such as punitive damages, may not be covered by insurance, insurers may dispute coverage or the amount of insurance may be insufficient to cover the entire damages awarded. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and time-consuming and require significant attention from our management and could therefore have a material adverse effect on our business and financial condition, results of operations or cash flows.

If we fail to comply with applicable data privacy and security laws, regulations, rules, standards and contractual obligations, including with respect to third-party service providers that utilize sensitive personal information on our behalf, our business, reputation, results of operations, financial condition and cash flows could be materially and adversely affected.

As part of our normal operations, we and our third party vendors collect, retain and otherwise process confidential member information, including personal information. We and our third party vendors are subject to various federal, state and international laws, regulations, rules, standards and contractual requirements regarding the use, disclosure and other processing of confidential member information (including personal information), including HIPAA, the HITECH Act, the Gramm-Leach-Bliley Act, the GDPR and its equivalent in the United Kingdom (U.K. GDPR), which require us to protect the privacy of medical records and safeguard personal health information we maintain, use and otherwise process. These laws, rules and contractual requirements are subject to change and the regulatory environment surrounding data privacy and security laws is increasingly demanding. Compliance with existing or new data privacy and security laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations. In some cases, such laws, rules, regulations and contractual requirements also apply to our third-party providers and require us to obtain written assurances of their compliance with such requirements. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities.
From time to time, Congress also has considered, and may currently be considering, various proposals for other data privacy and security laws to which we may become subject if passed.

At the U.S. state level, we may be subject to laws and regulations such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act, collectively, the CCPA), which broadly defines personal information and gives California residents expanded privacy rights and protections, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information. Numerous other states also have enacted, or are in the process of enacting or considering, comprehensive state-level data privacy and security laws and regulations that share similarities with the CCPA. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.

We are subject to the data privacy laws of non-U.S. jurisdictions, such as the GDPR and U.K. GDPR, which impose stringent operational requirements on both data controllers and data processors and introduces significant penalties for non-compliance. While the GDPR and the U.K. GDPR remain substantially similar for the time being, the U.K. government has announced that it would seek to chart its own path on data protection and reform its relevant laws, including in ways that may differ from the GDPR. Legal developments in the European Economic Area (EEA) and the U.K. also have created complexity and uncertainty regarding processing and transfers of personal data from the EEA and the U.K. to the United States and other so-called third countries outside the EEA and the U.K. that have not been determined by the relevant data protection authorities to provide an adequate level of protection for privacy rights.

Further, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy and security. Although we endeavor to comply with our privacy policies and to obtain written assurances of our third party providers' compliance, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any concerns about our data privacy and security practices, even if unfounded, could damage our reputation and adversely affect our business.

Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and security laws, regulations, rules, standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to comply with the extensive federal and state fraud, waste and abuse laws, our business, reputation, results of operations, financial condition and cash flows could be materially and adversely affected.

We, along with other companies involved in public healthcare programs, have been, and from time to time are, the subject of federal and state fraud, waste and abuse investigations. The regulations and contractual requirements applicable to participants in these public sector programs are complex and subject to change. Violations of fraud, waste and abuse laws applicable to us could result in civil monetary penalties, criminal fines and imprisonment and/or exclusion from participation in Medicaid, Medicare, TRICARE and other federal healthcare programs and federally funded state health programs. Fraud, waste and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, incorrect and unsubstantiated billing or billing for unnecessary medical services, improper marketing and violations of patient privacy rights. These fraud, waste and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government, and the federal anti-kickback statute, which prohibits the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services. Many states have fraud, waste and abuse laws, including false claim act and anti-kickback statutes that closely resemble the federal False Claims Act and the federal anti-kickback statute. In addition, the Deficit Reduction Act of 2005 encouraged states to enact state-versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators (private parties acting on the government's behalf). Federal and state governments have made investigating and prosecuting healthcare fraud, waste and abuse a priority. In the event we fail to comply with the extensive federal and state fraud, waste and abuse laws, our business, reputation, results of operations, financial condition and cash flows could be materially and adversely affected.

At the federal level, HIPAA and the HITECH Act broadened the scope of fraud, waste and abuse laws under HIPAA applicable to healthcare companies and established enforcement mechanisms to combat fraud, waste and abuse, including civil and, in some instances, criminal penalties for failure to comply with specific standards relating to the privacy, security and electronic transmission of protected health information. The HITECH Act expanded the scope of these provisions by mandating individual notification in instances of breaches of protected health information, providing enhanced penalties for HIPAA violations, and granting enforcement authority to states' Attorneys General in addition to the HHS Office for Civil Rights. It is possible that Congress may enact additional legislation in the future to increase the amount or application of penalties and to create a private right of action under HIPAA, which could entitle patients to seek monetary damages for violations of the privacy and security provisions.

We might be adversely impacted by tax legislation or challenges to our tax positions.

We are subject to the tax laws in the U.S. at the federal, state and local government levels and to the tax laws of other jurisdictions in which we operate. Tax laws might change in ways that adversely affect our tax positions, effective tax rate and cash flow. In August 2022, the U.S. federal government enacted the Inflation Reduction Act, which imposed a 15% corporate minimum tax on certain large corporations and a 1% tax on share repurchases after December 31, 2022. The tax laws are extremely complex and subject to varying interpretations. We are subject to tax examinations in various jurisdictions that might assess additional tax liabilities against us. Our tax reporting positions might be challenged by relevant tax authorities, we might incur significant expense in our efforts to defend those challenges and we might be unsuccessful in those efforts. Developments in examinations and challenges might materially change our provision for taxes in the affected periods and might differ materially from our historical tax accruals. Any of these risks might have a material adverse impact on our business, results of operations, financial condition and cash flows.

Risks Relating to Conditions in the Financial Markets and Economy

Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity.

We maintain a significant investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities, which are subject to general credit, liquidity, market and interest rate risks and will decline in value if interest rates increase or one of the issuers' credit ratings is reduced. As a result, we may experience a reduction in value or loss of our investments, which may have an adverse effect on our results of operations, liquidity and financial condition. In addition, changes in the economic environment, including periods of increased volatility in the securities markets, and recent increases in interest rates, can increase the difficulty of assessing investment impairment and increase the risk of potential impairment of these assets. There is continuing risk that declines in the fair value of our investments may occur and material impairments may be charged to income in future periods, resulting in recognized losses.

Adverse credit market conditions may have a material adverse effect on our liquidity or our ability to obtain credit on acceptable terms.

In the past, the securities and credit markets have experienced volatility and disruption. The availability of credit, from virtually all types of lenders, has at times been restricted. In the event we need access to additional capital to pay our operating expenses, fund subsidiary surplus requirements, make payments on or refinance our indebtedness, pay capital expenditures or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant, particularly if we are unable to access our existing Revolving Credit Facility.

Our access to additional financing will depend on a variety of factors such as prevailing economic and credit market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity and perceptions of our financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If one or any combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain sufficient additional financing on favorable terms, within an acceptable time, or at all.

We have substantial indebtedness outstanding and may incur additional indebtedness in the future. Such indebtedness could reduce our agility and may adversely affect our financial condition.

As of December 31, 2023, we had consolidated indebtedness of $17.8 billion. We may further increase or refinance our indebtedness in the future.

This may have the effect, among other things, of subjecting us to additional restrictive covenants and reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

Among other things, our Revolving Credit Facility and Term Loan Facility (collectively, the Company Credit Facility) and the indentures governing our notes require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make certain investments or other restricted payments, sell or otherwise dispose of substantially all of our assets and engage in other activities. We are also exposed to interest rate risk to the extent of our variable rate indebtedness. Increases in interest rates have increased our cost of borrowing, and volatility in U.S. and global financial markets could impact our access to, or further increase the cost of, financing. Our Company Credit Facility also requires us to comply with a maximum debt to EBITDA ratio and a minimum fixed charge coverage ratio. These restrictive covenants could limit our ability to pursue our business strategies. In addition, any failure by us to comply with these restrictive covenants could result in an event of default under our Company Credit Facility and, in some circumstances, under the indentures governing our notes, which, in any case, could have a material adverse effect on our financial condition.

Risks Associated with Mergers, Acquisitions, and Divestitures

Previous or future acquisitions may not perform as expected and we may not realize the financial results expected from acquisitions or divestitures, which may cause the market price of our common stock to decline.

The market price of our common stock is generally subject to volatility, and there can be no assurances regarding the level or stability of our share price at any time. The market price of our common stock may decline as a result of previous or future acquisitions and divestitures if, among other things, we are unable to achieve the expected cost and revenue synergies or growth in earnings, the operational cost savings estimates are not realized as rapidly or to the extent anticipated, the transaction costs related to the acquisitions or divestitures are greater than expected or if any financing related to the transactions is on unfavorable terms. The market price of our common stock also may decline if we do not achieve the perceived benefits of such acquisitions and divestitures as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisitions and divestitures on our financial condition, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.

We may be unable to successfully integrate our existing business with acquired businesses and realize the anticipated benefits of such acquisitions.

We have acquired or may acquire in the future health plans participating in government-sponsored healthcare programs, contract rights and related assets of other health plans both in our existing service areas and in new markets and start-up operations in new markets or new products in existing markets. Although we review the records of companies or businesses we plan to acquire, it is possible that we could assume unanticipated liabilities or adverse operating conditions. In addition, the success of acquisitions we make will depend, in part, on our ability to successfully combine our existing business with such acquired businesses and realize the anticipated benefits, including synergies, cost savings, growth in earnings, innovation and operational efficiencies, from the combinations. In addition, we may be restricted in our ability to realize these synergies as a result of regulatory requirements. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all or may take longer to realize than expected and the value of our common stock may decline.
The integration of acquired businesses with our existing business is a complex, costly and time-consuming process. The integration may result in material challenges, including, without limitation:
•the diversion of management's attention from ongoing business concerns and performance shortfalls as a result of the devotion of management's attention to the integration;
•managing a larger company;
•maintaining team member morale and retaining key management and other team members;
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
•unforeseen expenses or delays associated with the acquisition and/or integration, including due to regulatory approval requirements and delays;
•achieving actual cost savings at the anticipated levels; and
•decreases in premiums paid under government-sponsored healthcare programs by any state in which we operate.

Many of these factors would be outside of our control and any one of them could materially affect our financial condition, results of operations and cash flows. Our ability to successfully manage the expanded business following any given acquisition will depend, in part, upon management's ability to design and implement strategic initiatives that address the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful in managing our expanded operations as a result of acquisitions or that we will realize the expected growth in earnings, operating efficiencies, cost savings and other benefits.

Our business and results of operations may be materially adversely affected if we fail to manage and complete divestitures.

We regularly evaluate our portfolio to determine whether an asset or business is still consistent with our business strategy or whether there may be a more advantaged owner for that asset or business. When we decide to sell assets or a business, we may encounter difficulty finding buyers or alternative exit strategies, which could delay the achievement of our business strategy. Further, divestitures may be delayed due to failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or may become more difficult to execute due to conditions placed upon approval that could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of a transaction. We might have financial exposure in a divested business, such as through minority equity ownership, financial or performance guarantees, indemnities or other obligations, such that conditions outside of our control might negate the expected benefits of the disposition. The impact of a divestiture on our results of operations could also be greater than anticipated.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our cybersecurity risk management and privacy programs play a central role in the protection of the confidential information of our members, team members, and business partners, and, as such, are critical to the successful operation of our business.

Our cybersecurity risk management program is part of our enterprise-wide risk management practices. Based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework, the program utilizes policies, processes, and technologies to assess, identify, and manage the cybersecurity threats that we face. Specifically, we use these policies, processes and technologies to identify internal and external threats, establish access control, data privacy and security measures, detect unauthorized activity, and respond to and recover from, incidents. For example, we leverage external experts and our internal threat and risk teams to assess potential threats, retain external consultants to conduct penetration tests and health checks on our information systems, conduct cyber security and awareness training to help team members identify and manage common categories of cybersecurity threats, utilize multiple protective and detective tools to identify active threats and have a 24/7 Security Operations Center to manage incident response.

Our cybersecurity risk management program also includes processes and controls to assess the cybersecurity risk associated with third-party vendors and partners. Following an initial assessment of the level of enterprise risk potentially posed by use of the third-party, the vendor is then subject to further risk-based assessments, the level of which depends upon the assigned risk value of the service being provided, which may include the completion of security questionnaires and the provision of independent security certifications.

On a bi-annual schedule, we use an external firm to assess our cybersecurity risk management program using the Capability Maturity Model Integration (CMMI) process and behavioral model. In addition, elements of the program are subject to Service Organization Control Type 2 (SOC 2) and ISO 27001 audits by a third party.

While we have not identified any cybersecurity threats that have materially affected or that we believe are reasonably likely to materially affect our business strategy, results of operations, or financial condition, our cybersecurity risk management program cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected material cybersecurity incident or will not experience a material cybersecurity incident in the future. For more information about these risks, please see "Risk Factors - A failure in or breach of our operational or security systems, networks or infrastructure, or those of third parties with which we do business, including as a result of cyber-attacks and other data security incidents, could have a material adverse effect on our business."

Cybersecurity Risk Governance

Role of our Board of Directors

Our Board of Directors has primary responsibility for the oversight of our enterprise-wide risk management and exercises its oversight function in respect of cybersecurity risk through two of its committees. Specifically, our Board Audit and Compliance Committee has oversight responsibility for the Company's enterprise risk management process, including the Company's programs to identify, manage, respond to and mitigate the Company's IT risks, including risks related to cybersecurity, artificial intelligence, privacy, critical infrastructure assets and disaster recovery, as well as identifying the potential likelihood, frequency and severity of cyberattacks and breaches. Our Board Quality Committee has oversight responsibility for overall data and technology strategy. Each committee reports to the full Board on a regular basis.

The oversight responsibility of our Board of Directors and its committees is facilitated through quarterly management-reporting processes designed to provide visibility to the Board and its committees on the processes for the identification, assessment, prioritization and management of critical risks and management's risk mitigation strategies. Such reporting includes providing regular updates to the Board Audit and Compliance Committee regarding the evolving cybersecurity threat environment, updates to our cybersecurity risk management program to address and mitigate such threats and providing quarterly reports to the Quality Committee on the Company's execution of its data and technology strategy. Management also escalates significant cybersecurity events to the Audit and Compliance Committee and the Board on a real time basis, as appropriate. Further, our Board also receives enterprise-wide risk management reports, which include significant cybersecurity risks, from our risk department multiple times per year. In addition, our Board and management have conducted tabletop cybersecurity crisis simulation exercises.

Role of Management

While our Board of Directors has overall responsibility for the oversight of our enterprise-wide risk management, of which cybersecurity risk management is one component, our management team is responsible for day-to-day risk management, including the implementation of our cybersecurity risk management program.

Our enterprise risk management committee, which operates within our risk department and comprises certain of our senior leaders including operations, finance, information technology, government relations, legal, marketing, health plan leadership, health operations, and communications meets at least four times per year to discuss significant risks to the Company identified by our enterprise-wide risk management process, including cybersecurity risks identified by our cybersecurity risk management program. The enterprise risk management committee also discusses the steps management has taken to identify, monitor, assess, and control or avoid such exposures and reviews performance measures against the Company's risk appetite and tolerance and provides recommendations of corrective action where appropriate.

At an operational level, our Chief Security and Privacy Officer (CSPO) and our Chief Information Security Officer (CISO) lead the management of our cybersecurity risk management program.

Our CSPO is responsible for overseeing the day-to-day operation of our cybersecurity risk management program, including reporting systemic cybersecurity risk matters to our senior management and, as appropriate, to the Board of Directors. Our CISO oversees our cybersecurity operations, including all identity and access management functions, cybersecurity incident response operations and the effective operation of the suite of security tools we employ. The CISO and CSPO track key cybersecurity metrics across the enterprise, including metrics related to threat and vulnerability management, cybersecurity incidents and asset management and protection. Our CISO reports the status and efficacy of our cybersecurity operations to our senior management and, as appropriate, to the Board of Directors.

Using our cybersecurity incident response plan, each incident receives a severity rating using a scale approved by Management. Based on that rating, we employ an escalation matrix that provides appropriate notifications to Management, as well as to our Board of Directors.

The cybersecurity incident response plan is integrated into our overall crisis management plan and process, for which our CSPO has ultimate day-to-day responsibility. Our CSPO and CISO share joint responsibility for providing regular cybersecurity updates to our Audit and Compliance Committee, including updates on our key technology initiatives, including those involving cybersecurity, and their status.

Our CSPO, CISO and other dedicated cybersecurity risk management personnel are certified and experienced information systems security professionals and information security managers. Our CSPO has over 30 years of experience in information security having 15 years of experience leading information security programs and obtained the Certified Information Systems Security Professional certification ISC2. Our CISO, who has over 33 years of experience in cyber operations, communications, crisis management and command and control, holds multiple graduate degrees, obtained the Certified Information Systems Security Professional certification from ISC2 and holds the Qualified Technical Expert certification from the Digital Director's Network.

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

In connection with the adoption of a more modern, flexible work environment, we undertook a real estate optimization initiative in 2022 to evaluate future real estate needs and downsize our real estate footprint for owned and leased properties. As a result of this evaluation, we substantially changed the use of, or abandoned, various properties and recognized impairment charges for the years ended December 31, 2023 and 2022.

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

Stockholders

As of February 16, 2024, there were 1,012 holders of record of our common stock.

Issuer Purchases of Equity Securities

In November 2005, the Company's Board of Directors announced a stock repurchase program, which was most recently increased in December 2023. The Company is authorized to repurchase up to $10.0 billion, inclusive of past authorizations, of which $5.2 billion remains as of December 31, 2023.

The stock repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 and accelerated share repurchases), the amounts and timing of which are subject to our discretion as part of our capital allocation strategy and may be based upon general market conditions and the prevailing price and trading volumes of our common stock. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time.

The following table discloses purchases of our common stock for the quarter ended December 31, 2023.

Issuer Purchases of Equity Securities Fourth Quarter 2023 (Shares in thousands)
Execution Date	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions)(2)
October 1, 2023 - October 31, 2023	398	$68.51	397	$1,229
November 1, 2023 - November 30, 2023	1	71.14	—	1,229
December 1, 2023 - December 31, 2023	48	75.24	—	5,229
Total	447	$69.25	397	$5,229

(1)	Includes 50 thousand shares relinquished to the Company by certain employees for payment of taxes.
(2)
In December 2023, the Company's Board of Directors authorized an additional $4.0 billion increase to the stock repurchase program. A remaining amount of approximately $5.2 billion is available under the stock repurchase program as of December 31, 2023.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2018 to December 31, 2023, with the cumulative total return of the NYSE Composite Index, the Standard & Poor's (S&P) Health Care Index and the S&P 500 over the same period. S&P 500 is included because our common stock is within the index. The graph assumes an investment of $100 on December 31, 2018 in our common stock (at the last reported sale price on such day), the NYSE Composite Index, the S&P Health Care Index and the S&P 500 and assumes the reinvestment of any dividends.

$250
$200
$150
$100
$50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Centene Corporation
NYSE Composite Index
S&P Health Care Index
S&P 500

	December 31,
	2018	2019	2020	2021	2022	2023
Centene Corporation	$100.00	$109.05	$104.13	$142.93	$142.25	$128.73
NYSE Composite Index	100.00	125.51	134.28	162.04	146.89	167.18
S&P Health Care Index	100.00	120.82	137.07	172.89	169.51	172.99
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21

Centene Corporation closing stock price	$57.65	$62.87	$60.03	$82.40	$82.01	$74.21
Centene Corporation annual stockholder return	14.3%	9.1%	(4.5)%	37.3%	(0.5)%	(9.5)%

In accordance with the rules of the Securities and Exchange Commission (SEC), the information contained in the Stock Performance Graph on this page shall not be deemed to be "soliciting material," or to be "filed" with the SEC or subject to the SEC's Regulation 14A or to the liabilities of Section 18 of the Exchange Act, except to the extent that Centene specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

Item 6. Reserved.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under Part I, Item 1A."Risk Factors" of this Form 10-K. The following discussion and analysis does not include certain items related to the year ended December 31, 2021, including year-to-year comparisons between the year ended December 31, 2022 and the year ended December 31, 2021. For a comparison of our results of operations for the fiscal years ended December 31, 2022 and December 31, 2021, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023.

EXECUTIVE OVERVIEW

We are a leading provider of government-sponsored healthcare. We provide access to quality healthcare for nearly 1 in 15 individuals nationwide through government-sponsored programs, including Medicaid, Medicare and the Health Insurance Marketplace. Our focus is on improving health and health care for low-income, complex populations.

We provide access to high-quality healthcare, innovative programs and a wide range of health solutions that help families and individuals get well, stay well and be well. Our uniquely local approach – with local brands and local teams who live in, care about and directly influence the communities they serve – is a key differentiator in our ability to provide access to quality care to our members. Centene treats the whole person, an approach that is delivered locally but backed by the scale of Centene's expertise, data and resources. Through this approach and our commitment to sustainable partnerships, we work with local community organizations to realize our mission of transforming the health of the communities we serve, one person at a time.

Our record of organic growth and strategic acquisitions has given us the size, scale and privilege of providing local high-quality and affordable health care to more than 27 million Americans. As of December 31, 2023, we were the largest Medicaid health insurer in the country, serving more than 14 million Medicaid recipients in 30 states. We were the largest Marketplace carrier, serving 3.9 million members across 28 states, served 1.3 million Medicare Advantage members across 36 states and 4.6 million Medicare Prescription Drug Plan (PDP) members in 50 states and the District of Columbia.

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

Segments Update

In the first quarter of 2023, and in conjunction with our updated strategic plan, executive leadership realignment, and corresponding 2023 divestitures, we revised the way we manage the business, evaluate performance and allocate resources, resulting in an updated segment structure comprised of (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. We began reporting under this new segment structure in 2023. Prior year information has been adjusted to reflect the change in segment reporting.

Acquisitions and Divestitures

In December 2023, we completed the divestiture of Operose Health Group (Operose Health) and recognized an impairment of $140 million, or $128 million after-tax.

In August 2023, we signed a definitive agreement to sell Circle Health Group (Circle Health), which resulted in an impairment of $292 million, or $258 million after-tax, in 2023. The divestiture was completed in January 2024.

In June 2023, we completed the divestiture of our majority stake in Apixio and recognized a gain of $93 million, or $67 million after-tax.

In January 2023, we sold Magellan Specialty Health for $646 million in cash and stock, including an estimated working capital adjustment, and recognized a gain of $79 million, or $63 million after-tax.

In January 2023, we also completed the divestitures of Centurion and HealthSmart and recorded impairments of $259 million ($181 million after-tax) and $36 million ($27 million after-tax), respectively, in 2022. During 2023, we recognized a gain of $15 million, or $10 million after-tax, on the divestiture of the Centurion business reflecting additional proceeds for contingent consideration, partially offset by net working capital adjustments.

In December 2022, we completed the divestiture of Magellan Rx for $1.3 billion and recognized a gain of $269 million, or $99 million after-tax. During 2023, we recorded a reduction to the previously reported gain on the divestiture of $22 million, or $10 million after-tax, due to the finalization of working capital adjustments.

In November 2022, we divested our ownership stakes in our Spanish and Central European businesses and as a result recorded an impairment charge of $163 million, or $140 million after-tax. During 2023, we recognized an additional loss on sale of $13 million, or $10 million after-tax, related to the divestiture of our Spanish and Central European businesses.

In July 2022, we divested PANTHERx Rare (PANTHERx) for $1.4 billion and recognized a gain of $490 million, or $382 million after-tax.

In January 2022, we acquired all of the issued and outstanding shares of Magellan Health, Inc. (Magellan). Total consideration for the acquisition was $2.5 billion, consisting of $2.4 billion in cash and $60 million related to the fair value of replacement equity awards associated with pre-combination service.

The above-noted divestitures are drivers of the year-over-year variances discussed throughout this section.

Value Creation Plan

We established our Value Creation Plan to drive margin expansion by leveraging our scale and generating sustainable, profitable growth. In addition to creating shareholder value, this plan is an ongoing effort to modernize and improve how we work in order to propel our organization to new levels of success and elevate the member and provider experiences. During the twelve months ended December 31, 2023, we completed the following key milestones in our Value Creation Plan:

•Completed the divestitures of Magellan Specialty Health, Centurion, HealthSmart, our majority stake in Apixio and Operose Health. Additionally, during the third quarter of 2023, we signed a definitive agreement to sell Circle Health. The divestiture was completed in January 2024.

•Completed $1.6 billion of common stock repurchases through our stock repurchase program, which were funded through divestiture proceeds and free cash flow generated from operations.

•Completed operating model changes initiated in 2022, including streamlining call center management and utilization management.

•Initiated standardization of our pharmacy operating model and completed an RFP for pharmacy benefits management (PBM) services. Our new third-party PBM contract commenced in January 2024.

•Launched our next-gen clinical population health platform.

Regulatory Trends and Uncertainties

The United States government, policymakers and healthcare experts continue to discuss and debate various elements of the United States healthcare model. We remain focused on the promise of delivering access to high-quality, affordable healthcare to all of our members and believe we are well positioned to meet the needs of the changing healthcare landscape.

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

In addition, proposed Centers for Medicare & Medicaid Services (CMS) regulations may require beneficiaries dually enrolled in Medicare and Medicaid to receive integrated care through Medicare Advantage Dual Eligible Special Needs Plans (D-SNPs), which may restrict our product offerings in some geographic service areas. We believe we are positioned well given our overlapping Medicaid and Medicare Advantage footprints and are committed to navigating evolving regulations.

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

We are actively engaged to help ensure individuals take the state agency requested action to confirm eligibility in their Medicaid coverage or find other appropriate coverage that is best for themselves and their families. Our Ambetter Health product covers the majority of our Medicaid states, and we believe we are among the best positioned in the healthcare market to enroll those transitioning coverage through redeterminations. Although Medicaid continuous coverage requirements were decoupled from the PHE, we are working to address provisions that were tied to the end of the PHE which expired on May 11, 2023, including COVID costs related to vaccines and treatments, coverage requirements and various other payment structures.

We also closely monitor state legislation across our markets and are advocating for and seeing adoption of coverage expansions for Medicaid adult populations (e.g., North Carolina), postpartum, foster care, children, among others, as well as mitigating adverse legislation addressing pharmacy, prior authorization and other issues.

We have more than three decades of experience, spanning seven presidents from both sides of the aisle, in delivering high-quality healthcare services on behalf of states and the federal government to under-insured and uninsured families, commercial organizations and military families. This expertise has allowed us to deliver cost-effective services to our government partners and our members. With trends in the personalization of healthcare technology, we continue the use of data and analytics to optimize our business. We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers, providers and shareholders.

For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 "Business - Regulation" and Item 1A, "Risk Factors."

2023 Highlights

Our financial performance for 2023 is summarized as follows:

•Year-end membership of 27.5 million, an increase of 413 thousand members, or 2% over 2022.

•Total revenues of $154.0 billion, representing 7% growth year-over-year.

•Premium and service revenues of $140.1 billion, representing 3% growth year-over-year.

•HBR of 87.7% for 2023, compared to 87.7% for 2022.

•SG&A expense ratio of 9.0% for 2023, compared to 8.6% for 2022.

•Adjusted SG&A expense ratio of 8.9% for 2023, compared to 8.4% for 2022.

•Diluted earnings per share (EPS) of $4.95 for 2023, compared to $2.07 for 2022.

•Adjusted diluted EPS of $6.68 for 2023, compared to $5.78 for 2022, representing over 15% growth year-over-year.

•Operating cash flows of $8.1 billion, or 3.0 times net earnings and 2.2 times adjusted net earnings, for 2023.

A reconciliation from GAAP diluted EPS to Adjusted Diluted EPS is highlighted below, and additional detail is provided under the heading "Non-GAAP Financial Presentation":

We reference adjusted SG&A expense ratio defined as adjusted SG&A expenses, which excludes acquisition and divestiture related expenses and other items, divided by premium and service revenues. We also reference effective tax rate on adjusted earnings, defined as GAAP income tax expense (benefit) excluding the income tax effects of adjustments to net earnings divided by adjusted earnings (loss) before income tax expense.

	Year Ended December 31,
	2023	2022

GAAP diluted EPS attributable to Centene	$4.95	$2.07
Amortization of acquired intangible assets	1.32	1.40
Acquisition and divestiture related expenses	0.13	0.36
Other adjustments (1)	0.85	2.65
Income tax effects of adjustments (2)	(0.57)	(0.70)
Adjusted Diluted EPS	$6.68	$5.78

(1) Other adjustments include the following pre-tax items:
2023:
(a) Circle Health impairment of $292 million, or $0.53 per share ($0.47 after-tax), Operose Health impairment of $140 million, or $0.26 per share ($0.24 after-tax), real estate impairments of $105 million, or $0.19 per share ($0.16 after-tax), gain on the sale of Apixio of $93 million, or $0.17 per share ($0.12 after-tax), severance costs due to a restructuring of $79 million, or $0.15 per share ($0.11 after-tax), gain on the sale of Magellan Specialty Health of $79 million, or $0.14 per share ($0.11 after-tax), a reduction to the previously reported gain on the sale of Magellan Rx of $22 million, or $0.04 per share ($0.02 after-tax), gain on the previously reported divestiture of Centurion of $15 million, or $0.03 per share ($0.02 after-tax) and an additional loss on the divestiture of our Spanish and Central European businesses of $13 million, or $0.02 per share ($0.01 after-tax).

2022:
(b) real estate impairments of $1,642 million, or $2.82 per share ($2.08 after-tax), PANTHERx divestiture gain of $490 million, or $0.84 per share ($0.65 after-tax), impairments of assets associated with the divestitures of our Spanish and Central European, Centurion and HealthSmart businesses of $458 million, or $0.78 per share ($0.60 after-tax), Magellan Rx divestiture gain of $269 million, or $0.46 per share ($0.17 after-tax), Health Net Federal Services asset impairment of $233 million, or $0.40 per share ($0.39 after-tax), gain on debt extinguishment of $27 million, or $0.04 per share ($0.03 after-tax), increase to the previously reported gain on the divestiture of U.S. Medical Management (USMM) due to the finalization of working capital adjustments of $13 million, or $0.02 per share ($0.02 after-tax) and costs related to the pharmacy benefits management (PBM) legal settlement of $6 million, or $0.01 per share ($0.00 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. In addition, the year ended December 31, 2023, includes a one-time income tax benefit of $69 million, or $0.13 per share, resulting from the distribution of long-term stock awards to the estate of the Company's former CEO and tax expense of $3 million, or $0.01 per share, related to tax adjustments on previously reported divestitures. The year ended December 31, 2022, includes tax expense of $107 million, or $0.18 per share, related to the Magellan Specialty Health divestiture and a $15 million, or $0.03 per share, tax benefit related to the RxAdvance impairment.

Current and Future Operating Drivers

The following items contributed to our results of operations as compared to the previous year:

Medicaid

•In December 2023, our subsidiaries, Carolina Complete Health and WellCare of North Carolina, began providing coverage under North Carolina's new Medicaid Expansion program.

•In September 2023, our subsidiary, Superior HealthPlan (Superior), commenced a new, six-year contract awarded by the Texas Health and Human Services Commission to continue providing youth in foster care with healthcare coverage through the STAR Health Medicaid program. Superior has been the sole provider of STAR Health coverage since the program launched in 2008.

•In April 2023, eligibility redeterminations related to the PHE began. We expect that these redeterminations will extend over a 14-month period, with the majority of states concluding in the second quarter of 2024. Eligibility suspensions from the onset of the PHE drove increased membership through March 2023 followed by decreases beginning in April through the end of 2023.

•In April 2023, the state of New York removed pharmacy services for certain of our managed care contracts in connection with the state's transition of pharmacy services to Medicaid fee-for-service.

•In February 2023, our subsidiary, Buckeye Health Plan, commenced the Medicaid contract awarded by the Ohio Department of Medicaid to continue providing members with quality healthcare, coordinated services and benefits.

•In January 2023, our subsidiary, Delaware First Health, commenced its new contract for the statewide Medicaid managed care programs.

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

Other

•In June 2023, we completed the divestiture of Apixio. We maintain a close relationship with, and a minority interest in, the business.

•In January 2023, we completed the divestitures of Magellan Specialty Health, Centurion and HealthSmart.

•In December 2022, we completed the divestiture of Magellan Rx, which was part of the Magellan business acquired in January 2022.

•In November 2022, we completed the divestiture of our ownership stakes in our Spanish and Central European businesses, including Ribera Salud, Torrejón Salud and Pro Diagnostics Group.

•In July 2022, we completed the divestiture of PANTHERx.

We expect the following items to impact our future results of operations:

Medicaid

•In January 2024, our subsidiary, NH Healthy Families, was selected by the New Hampshire Department of Health and Human Services to continue providing physical health, behavioral health and pharmacy services for New Hampshire's Medicaid managed care program, known as Medicaid Care Management (MCM). The contract is expected to begin in September 2024 for a five-year term.

•In January 2024, our subsidiary, Nebraska Total Care, commenced the statewide Medicaid managed care contract to continue serving the state's Medicaid Managed Care Program, known as Heritage Health. The initial contract term is five years and includes the option for two subsequent, one-year renewals, for a potential total of seven years.

•In January 2024, our subsidiary, Health Net of California, commenced direct Medicaid contracts in 10 counties, including Los Angeles (in which a portion is subcontracted).

•In January 2024, key coverage expansion provisions outlined in the 2022 year-end spending bill went into effect requiring states to provide 12 months of continuous coverage for children under Medicaid and Children's Health Insurance Program (CHIP). The spending bill also made the state option to extend coverage for postpartum women for up to 12 months permanent.

•In December 2023, our subsidiary, Arizona Complete Health, the largest Medicaid health plan in Arizona, was selected by the Arizona Health Care Cost Containment System – Arizona's single state Medicaid agency – to provide managed care for the Arizona Long Term Care System (ALTCS). The program supports nearly 26,000 Arizonans who are elderly and/or have a physical disability (E/PD) with physical and behavioral healthcare, as well as provides pharmacy benefits. The new ALTCS-E/PD contract is anticipated to begin in October 2024, subject to the resolution of third-party protests, and is a three-year term with four optional one-year extensions, for a total of seven possible contract years.

•In July 2023, our subsidiary, Superior, announced it entered into a contract to continue to provide healthcare coverage to the aged, blind or disabled (ABD) population in the state's STAR+PLUS program. The contract is anticipated to begin in September 2024 for a six-year term with a maximum of three additional two-year extensions.

•In June 2023, our subsidiary, Oklahoma Complete Health, was selected by the Oklahoma Health Care Authority for statewide contracts to provide managed care for the SoonerSelect and SoonerSelect Children's Specialty Plan programs. The new contracts are anticipated to begin in April 2024 for a one-year term with five, one-year renewal options.

•In August 2022, our subsidiary, Magnolia Health Plan (Magnolia), was awarded the Mississippi Division of Medicaid contract. Under the new contract, Magnolia will continue serving the state's Coordinated Care Organization Program, which will consist of the Mississippi Coordinated Access Network and the Mississippi CHIP. The contract is anticipated to begin in January 2025, subject to the resolution of third-party protests.

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

Medicare

•In October 2023, CMS issued 2024 Medicare Advantage Star Ratings on the Medicare Plan Finder. Based on the data, approximately 73% of membership is associated with contracts showing year-over-year unrounded score improvement, and approximately 87% of membership is associated with contracts rated 3.0 stars or better - compared to 53% in the prior year. While we have work to do to improve star scores, this demonstrated the first step towards our multi-year goals.

•The decrease in Star quality ratings in the 2023 rating year, which CMS published in October 2022, will adversely impact our 2024 Medicare revenue. The decrease in Star quality ratings is driven by the expiration of certain disaster relief provisions as well as deterioration in select metrics. Over the past year, our leadership team launched a multi-year plan to build and improve quality across the enterprise with a strong focus on enhanced patient experience and access to care. As a result of this expectation, we recorded a premium deficiency reserve of $250 million in the fourth quarter of 2023 in connection with the 2024 Medicare Advantage business.

Other

•In December 2023 and January 2024, we completed the divestitures of Operose Health and Circle Health, respectively.

•In June 2023, our subsidiary, Magellan Health was awarded the Idaho Behavioral Health Plan contract. The contract is anticipated to begin in July 2024 for a four-year term.

The benefits of successful execution of our Value Creation Plan have impacted our current results of operations and will continue to impact future results of operations, including the implementation of our new third-party PBM contract, which commenced in January 2024.

MEMBERSHIP

From December 31, 2022 to December 31, 2023, our managed care membership increased by 413 thousand, or 2%. The following table sets forth our membership by line of business:

	December 31,
	2023	2022
Traditional Medicaid (1)	12,754,000	14,264,800
High Acuity Medicaid (2)	1,718,000	1,710,000
Total Medicaid (4)	14,472,000	15,974,800
Commercial Marketplace	3,900,100	2,076,100
Commercial Group	427,500	441,100
Total Commercial	4,327,600	2,517,200
Medicare (3) (4)	1,284,200	1,511,100
Medicare PDP	4,617,800	4,226,000
Total at-risk membership	24,701,600	24,229,100
TRICARE eligibles	2,773,200	2,832,300
Total	27,474,800	27,061,400

(1)	Membership includes Temporary Assistance for Needy Families (TANF), Medicaid Expansion, Children's Health Insurance Program (CHIP), Foster Care and Behavioral Health.
(2)	Membership includes Aged, Blind or Disabled (ABD), Intellectual and Developmental Disabilities (IDD), Long-Term Services and Supports (LTSS) and Medicare-Medicaid Plans (MMP) Duals.
(3)	Membership includes Medicare Advantage and Medicare Supplement.
(4)	Medicaid and Medicare membership includes 1,276,700 and 1,291,300 dual-eligible beneficiaries for the periods ending December 31, 2023, and December 31, 2022, respectively.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for years ended December 31, 2023 and 2022, respectively, prepared in accordance with generally accepted accounting principles in the United States (GAAP) ($ in millions, except per share data in dollars):

	2023	2022	% Change 2022-2023
Premium	$135,636	$127,131	7%
Service	4,459	8,348	(47)%
Premium and service revenues	140,095	135,479	3%
Premium tax	13,904	9,068	53%
Total revenues	153,999	144,547	7%
Medical costs	118,894	111,529	7%
Cost of services	3,564	7,032	(49)%
Selling, general and administrative expenses	12,563	11,589	8%
Depreciation expense	575	614	(6)%
Amortization of acquired intangible assets	718	817	(12)%
Premium tax expense	14,226	9,330	52%
Impairment	529	2,318	(77)%
Earnings from operations	2,930	1,318	122%
Investment and other income	1,393	1,279	9%
Debt extinguishment	—	30	n.m.
Interest expense	(725)	(665)	9%
Earnings before income tax expense	3,598	1,962	83%
Income tax expense	899	760	18%
Net earnings	2,699	1,202	125%
Loss attributable to noncontrolling interests	3	—	n.m.
Net earnings attributable to Centene Corporation	$2,702	$1,202	125%

Diluted earnings per common share attributable to Centene Corporation	$4.95	$2.07	139%

n.m.: not meaningful

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Total Revenues

Total revenues increased 7% in the year ended December 31, 2023, over the corresponding period in 2022 driven by 88% membership growth in the Marketplace business due to strong product positioning as well as overall market growth and increased Medicaid premium tax revenue. The revenue growth was partially offset by recent divestitures in the Other segment.

Operating Expenses

Medical Costs/HBR

The HBR for the year ended December 31, 2023 was 87.7%, compared to 87.7% in 2022. The 2023 HBR was positively impacted by growth in the Marketplace business, which runs at a lower HBR, and strong performance from pricing discipline and execution, offset by the $250 million premium deficiency reserve recorded in connection with the 2024 Medicare Advantage business.

Cost of Services

Cost of services decreased by $3.5 billion in the year ended December 31, 2023, compared to the corresponding period in 2022. The cost of service ratio for the year ended December 31, 2023 was 79.9%, compared to 84.2% in 2022. The decreases were driven by recent divestitures.

Selling, General & Administrative Expenses

The SG&A expense ratio was 9.0% for the year ended December 31, 2023, compared to 8.6% for the year ended December 31, 2022. The adjusted SG&A expense ratio was 8.9% for the year ended December 31, 2023, compared to 8.4% for the year ended December 31, 2022. The increases were driven by growth in the Marketplace business, which operates at a meaningfully higher SG&A ratio as compared to Medicaid, along with Medicare distribution costs. The increases were partially offset by ongoing SG&A reduction initiatives and continued leveraging of expenses over higher revenues.

Impairment

During the year ended December 31, 2023, we recorded total impairment charges of $529 million, including a $292 million charge related to assets associated with the divestiture of Circle Health, a $140 million charge related to the Operose Health divestiture and additional impairments of $97 million related to our ongoing real estate optimization initiative.

During the year ended December 31, 2022, we recorded total impairment charges of $2.3 billion primarily driven by $1.6 billion related to the reduction of our real estate footprint consisting of leased and owned real estate assets and related fixed assets. Additionally, we recorded impairment charges associated with the divestitures of our Spanish and Central European, Centurion and HealthSmart businesses of $458 million. We also recorded a $233 million impairment charge related to Health Net Federal Services business as a result of the Department of Defense's (DoD) December 2022 announcement to not award Health Net Federal Services a TRICARE Managed Care Support Contract.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2023	2022
Investment and other income	$1,393	$1,279
Debt extinguishment	—	30
Interest expense	(725)	(665)
Other income (expense), net	$668	$644

Investment and other income. Investment and other income increased by $114 million for the year ended December 31, 2023 compared to 2022, driven by higher interest rates on larger investment balances, a $93 million gain on the sale of Apixio, a $79 million gain on the sale of Magellan Specialty Health and a $15 million gain on the sale of Centurion, partially offset by a $75 million realized loss on the sale of investments from rebalancing a portion of our portfolio with a focus on higher interest rate investments, a $22 million reduction to the previously reported gain on the sale of Magellan Rx and an additional loss on the sale of our Spanish and Central European businesses of $13 million. The year ended December 31, 2022 included a $490 million gain on the sale of PANTHERx and a $269 million gain on the sale of Magellan Rx.

Debt extinguishment. In 2022, we repurchased $95 million of our 4.25% Senior Notes due 2027 and $223 million of our 4.625% Senior Notes due 2029 through our senior note debt repurchase program, resulting in a gain on extinguishment of $14 million. Additionally, we recognized a $13 million gain on the extinguishment of debt related to the refinancing of debt for our Circle Health subsidiary. The 2022 debt extinguishment also includes an immaterial gain related to the redemption of Magellan's outstanding Senior Notes in January 2022.

Interest expense. Interest expense for the year ended December 31, 2023 was $725 million compared to $665 million for the corresponding period in 2022. The increase was driven by higher interest rates on variable rate debt.

Income Tax Expense

For the year ended December 31, 2023, we recorded an income tax expense of $899 million on pre-tax earnings of $3.6 billion, or an effective tax rate of 25.0%. The effective tax rate for the year ended December 31, 2023 reflects the tax effects of the distribution of long-term stock awards to the estate of the Company's former CEO, divestiture gains and losses, lower state taxes and the pending divestiture of Circle Health. For the year ended December 31, 2023, our effective tax rate on adjusted earnings was 24.9%.

For the year ended December 31, 2022, we recorded income tax expense of $760 million on pre-tax earnings of $2.0 billion, or an effective tax rate of 38.7%, which reflected the tax effects of divestitures and impairments including the Magellan Rx divestiture gain, the non-deductible impairment of our Health Net Federal Services business, and tax impacts related to the reclassification of the Magellan Specialty Health Business to held for sale. For the year ended December 31, 2022, our effective tax rate on adjusted earnings was 25.8%.

Segment Results

The following table summarizes our consolidated operating results by segment for the year ended December 31, ($ in millions):

	2023	2022	% Change 2022-2023
Total Revenues
Medicaid	$100,759	$93,151	8%
Medicare	22,261	22,484	(1)%
Commercial	24,845	17,380	43%
Other	6,134	11,532	(47)%
Consolidated Total	$153,999	$144,547	7%
Gross Margin (1)
Medicaid	$8,641	$8,785	(2)%
Medicare	2,867	3,112	(8)%
Commercial	5,029	3,288	53%
Other	1,100	1,733	(37)%
Consolidated Total	$17,637	$16,918	4%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.
Medicaid

Total revenues increased 8% in the year ended December 31, 2023, compared to the corresponding period in 2022 due to increased premium tax revenue, net rate increases, and expansions and new programs in various states in 2023, including California and North Carolina, and the commencement of our contract in Delaware, partially offset by Medicaid membership redeterminations and pharmacy carve outs in early 2023. Gross margin decreased $144 million in the year ended December 31, 2023, compared to the corresponding period in 2022 primarily driven by acuity shifts due to redeterminations, net of rate actions.

Medicare

Total revenues decreased 1% in the year ended December 31, 2023, compared to the corresponding period in 2022. Gross margin decreased $245 million in the year ended December 31, 2023, compared to the corresponding period in 2022 driven primarily by the premium deficiency reserve recorded in connection with the 2024 Medicare Advantage business.

Commercial

Total revenues increased 43% in the year ended December 31, 2023, compared to the corresponding period in 2022. Gross margin increased $1.7 billion in the year ended December 31, 2023, compared to the corresponding period in 2022. Increases were primarily driven by 88% membership growth in the Marketplace business, resulting from strong product positioning and overall market growth.

Other

Total revenues decreased 47% in the year ended December 31, 2023, compared to the corresponding period in 2022. Gross margin decreased $633 million in the year ended December 31, 2023, compared to the corresponding period in 2022. Decreases were primarily due to recent divestitures.

LIQUIDITY AND CAPITAL RESOURCES

The following table is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$8,053	$6,261
Net cash (used in) investing activities	(1,191)	(2,921)
Net cash (used in) financing activities	(1,658)	(4,197)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(32)	(11)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$5,172	$(868)

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our Revolving Credit Facility. In 2023, operating activities provided cash of $8.1 billion, or 3.0 times net earnings and 2.2 times adjusted net earnings, compared to $6.3 billion in 2022. Cash flows provided by operations in 2023 were primarily driven by net earnings, an increase in risk adjustment payable for Marketplace and the timing of pass-through payments.

Cash flows provided by operations in 2022 were driven by net earnings before the non-cash real estate and divestiture related impairment charges and an increase in medical claims liabilities driven by the timing of claims payments.

Cash Flows (Used in) Investing Activities

Investing activities used cash of $1.2 billion for the year ended December 31, 2023 and $2.9 billion in 2022. Cash flows used in investing activities in 2023 primarily consisted of net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures, partially offset by divestiture proceeds.

Cash flows used in investing activities in 2022 primarily consisted of the net additions to the investment portfolio of our regulated subsidiaries and our acquisition of Magellan, partially offset by PANTHERx and Magellan Rx divestiture proceeds.

We spent $799 million and $1.0 billion in the years ended December 31, 2023 and 2022, respectively, on capital expenditures primarily for system enhancements and computer hardware.

As of December 31, 2023, our investment portfolio consisted primarily of fixed-income securities with a weighted average duration of 3.4 years. We had unregulated cash and investments of $1.0 billion at December 31, 2023, the majority of which was utilized in January 2024 to complete planned pass-through payments. At December 31, 2022, we had unregulated cash and investments of $1.4 billion, the majority of which was utilized in January 2023 to complete planned pass-through payments. Unregulated cash and investments include private equity investments and company owned life insurance contracts.

Cash Flows (Used in) Financing Activities

Financing activities used cash of $1.7 billion in the year ended December 31, 2023, compared to using cash of $4.2 billion in the comparable period in 2022. Financing activities in 2023 were driven by stock repurchases of $1.6 billion.

In 2022, financing activities were driven by stock repurchases of $3.0 billion, the redemption of Magellan's outstanding debt of $535 million assumed in the transaction using Magellan's cash on hand, senior note debt repurchases of $318 million and the repayment of our construction loan.

Liquidity Metrics

We have a stock repurchase program authorizing us to repurchase common stock from time to time on the open market or through privately negotiated transactions. In 2023, the Company's Board of Directors authorized up to a cumulative total of $10.0 billion of repurchases under the program.

In 2023, we repurchased a total of 22.9 million shares of common stock for $1.6 billion under the stock repurchase program, primarily funded through divestiture proceeds and free cash flow generated from operations. We have approximately $5.2 billion remaining under the program as of December 31, 2023. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. Refer to Note 12. Stockholders' Equity for further information on stock repurchases.

As of December 31, 2023, we had an aggregate principal amount of $15.7 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain limited restrictive covenants. As of December 31, 2023, we were in compliance with all covenants.

As part of our capital allocation strategy, we may decide to repurchase debt or raise capital through the issuance of debt in the form of senior notes. In 2022, the Company's Board of Directors authorized a $1.0 billion senior note debt repurchase program. No repurchases were made during the year ended December 31, 2023. As of December 31, 2023, there was $700 million available under the senior note debt repurchase program. Refer to Note 10. Debt for further information regarding the issuance and redemption of senior notes.

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains customary covenants, as well as financial covenants, including, a minimum fixed charge coverage ratio and a maximum debt to EBITDA ratio. Our maximum debt to EBITDA ratio under the credit agreement may not exceed 4.0 to 1.0. As of December 31, 2023, we had $150 million of borrowings outstanding under our Revolving Credit Facility, $2.1 billion of borrowings outstanding under our Term Loan Facility and we were in compliance with all covenants. As of December 31, 2023, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt to EBITDA ratio.

We had outstanding letters of credit of $152 million as of December 31, 2023, which were not part of our Revolving Credit Facility. The letters of credit bore weighted interest of 0.7% as of December 31, 2023. In addition, we had outstanding surety bonds of $856 million as of December 31, 2023.

At December 31, 2023, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 40.7%, compared to 42.7% at December 31, 2022. The debt to capital ratio decrease was driven by net earnings and other comprehensive earnings, partially offset by stock repurchases in 2023. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

At December 31, 2023, we had working capital, defined as current assets less current liabilities, of $4.0 billion, compared to $1.7 billion at December 31, 2022. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid and can be sold to fund short-term requirements as needed.

During the years ended December 31, 2023 and 2022, we received dividends of $2.3 billion and $1.6 billion, respectively, from our regulated subsidiaries.

2024 Expectations

During 2024, we expect to receive net dividends of approximately $3.0 billion from our regulated subsidiaries and expect to spend approximately $640 million in capital expenditures primarily associated with system enhancements.

We have material debt, short-term medical claims, lease and contingencies obligations. Refer to Note 10. Debt, Note 8. Medical Claims Liability, Note 11. Leases and Note 17. Contingencies, respectively, for further information.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our Revolving Credit Facility will be sufficient to finance our general operations and capital expenditures for at least 12 months from the date of this filing. While we are currently in a strong liquidity position and believe we have adequate access to capital, we may elect to increase borrowings on our Revolving Credit Facility. Our long-term liquidity position is stable, with our senior notes maturing between December 2027 and August 2031, and our Revolving Credit Facility maturing in August 2026. From time to time, we may elect to raise additional funds for working capital and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing or redemption opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

Our strategic approach is to continue to target initiatives to improve productivity, efficiencies and reduced organizational costs, as well as execute on capital deployment activities, including stock repurchases and the evaluation of portfolio and refinancing opportunities. In addition to creating shareholder value, this approach encompasses a larger organizational mission to enhance our member and provider experience, improve outcomes for our members and to initiate new ways of doing business that make Centene a great partner in all aspects of our operations.

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

As of December 31, 2023, our subsidiaries had aggregate statutory capital and surplus of $18.1 billion, compared with the required minimum aggregate statutory capital and surplus requirements of $8.3 billion. During the year ended December 31, 2023, we received dividends of $2.3 billion from and made $440 million of capital contributions to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our Risk Based Capital (RBC) percentage to be in excess of 350% of the Authorized Control Level.

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

The NAIC has adopted rules which set minimum risk-based capital requirements for insurance companies, MCOs and other entities bearing risk for healthcare coverage. As of December 31, 2023, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of December 31, 2023, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $8.3 billion in the aggregate.

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

Goodwill and Intangible Assets

We have made several acquisitions that have resulted in our recording of intangible assets. These intangible assets primarily consist of purchased contract rights and customer relationships, provider contracts, trade names, developed technologies and goodwill. Key assumptions used in the valuation of these intangible assets include, but are not limited to, member attrition rates, contract renewal probabilities, revenue growth rates, expectations of profitability and discount and royalty rates. We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Goodwill is generally attributable to the value of the synergies between the combined companies and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. At December 31, 2023, we had $17.6 billion of goodwill and $6.1 billion of other intangible assets.

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

In the first quarter of 2023, and in conjunction with our updated strategic plan, executive leadership realignment and corresponding 2023 divestitures, we revised the way we manage the business, evaluate performance and allocates resources, resulting in an updated segment structure comprised of (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. As a result of these changes, we reassigned goodwill to the impacted reporting units using a relative fair value allocation approach.

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

Medical Claims Liability

Our medical claims liability includes claims reported but not yet paid, or claims inventory, estimates for claims incurred but not reported (IBNR) and estimates for the costs necessary to process unpaid claims at the end of each period. We estimate our medical claims liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

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

We use our judgment to determine the assumptions to be used in the calculation of the required estimates. The assumptions we consider when estimating IBNR include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, healthcare service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to fee schedules and the incidence of high dollar or catastrophic claims.

We apply various estimation methods depending on the claim type and the period for which claims are being estimated. For more recent periods, incurred non-inpatient claims are estimated based on historical per member per month claims experience adjusted for known factors. Incurred hospital inpatient claims are estimated based on known inpatient utilization data and prior claims experience adjusted for known factors. For older periods, we utilize an estimated completion factor based on our historical experience to develop IBNR estimates. The completion factor is an actuarial estimate of the percentage of claims that have been received or adjudicated as of the end of a reporting period relative to the estimate of the total ultimate incurred costs for that same period. When we commence operations in a new state or region, we have limited information with which to estimate our medical claims liability. See "Risk Factors - Failure to accurately estimate and price our medical expenses or effectively manage our medical costs or related administrative costs could have a material adverse effect on our results of operations, financial condition and cash flows." These approaches are consistently applied to each period presented.

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

We review actual and anticipated experience compared to the assumptions used to establish medical costs. We establish premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing and measuring the profitability of such contracts and expected investment income is excluded. In December 2023, we recorded a premium deficiency reserve of $250 million related to the 2024 Medicare Advantage contract year.

The paid and received completion factors, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2023 data:

Completion Factors: (1)		Cost Trend Factors: (2)
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(In millions)		(In millions)
(1.00)%	$1,161	(1.00)%	$(224)
(0.75)	867	(0.75)	(168)
(0.50)	575	(0.50)	(112)
(0.25)	286	(0.25)	(56)
0.25	(284)	0.25	56
0.50	(565)	0.50	112
0.75	(844)	0.75	168
1.00	(1,120)	1.00	224

(1)	Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(2)	Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates. For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $135 million for the year ended December 31, 2023, excluding the effect of any return of premium, risk corridor or minimum medical loss ratio (MLR) programs. The estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our providers and information available from other outside sources.

The change in medical claims liability is summarized as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Balance, January 1,	$16,745	$14,243	$12,438
Less: Reinsurance recoverables	26	23	23
Balance, January 1, net	16,719	14,220	12,415
Acquisitions and divestitures	—	105	—
Incurred related to:
Current year	120,680	112,896	100,385
Prior years	(2,036)	(1,367)	(1,783)
Total incurred	118,644	111,529	98,602

Paid related to:
Current year	104,725	97,799	87,427
Prior years	12,937	11,336	9,370
Total paid	117,662	109,135	96,797
Plus: Premium deficiency reserve	250	—	—
Balance, December 31, net	17,951	16,719	14,220
Plus: Reinsurance recoverables	49	26	23
Balance, December 31,	$18,000	$16,745	$14,243
Days in claims payable (1)	54	54	52

(1)	Days in claims payable is a calculation of medical claims liability at the end of the period divided by average expense per calendar day for the fourth quarter of each year.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider. As a result, the liability generally is described as having a "short-tail," which causes less than 10% of our medical claims liability as of the end of any given year to be outstanding the following year. We believe that substantially all the development of the estimate of medical claims liability as of December 31, 2023 will be known by the end of 2024.

Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum HBR and other return of premium programs, approximately $382 million, $198 million and $492 million of the "Incurred related to: Prior years" was recorded as a reduction to premium revenues in 2023, 2022 and 2021, respectively. Further, claims processing and coordination of benefits initiatives yielded claim payment recoveries related to dates of service from prior years. Changes in medical utilization and cost trends and the effect of population health management initiatives may also contribute to changes in medical claim liability estimates. While we have evidence that population health management initiatives are effective on a case by case basis, these initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the population health management initiative are not known by us. Additionally, certain population health management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the population health management initiative changed the behavior cannot be determined. Because of the complexity of our business, the number of states in which we operate and the volume of claims that we process, we are unable to practically quantify the impact of these initiatives on our changes in estimates of IBNR.

The following are examples of population health management initiatives that may have contributed to the favorable development through lower medical utilization and cost trends:

•Appropriate leveling of care for neonatal intensive care unit hospital admissions, other inpatient hospital admissions and observation admissions, in accordance with InterQual or other evidence-based criteria or clinical policy.
•Management of our pre-authorization list, monitoring for over-utilized services and stringent review of durable medical equipment and injectables.
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
•Prenatal and infant health programs.

Revenue Recognition

Our health plans generate revenues primarily from premiums received from the states in which we operate health plans, premiums received from our members and CMS for our Medicare product and premiums from members of our commercial health plans. In addition to member premium payments, our Marketplace contracts also generate revenues from subsidies received from CMS. We generally receive a fixed premium per member per month pursuant to our contracts and recognize premium revenues during the period in which we are obligated to provide services to our members at the amount reasonably estimable. In some instances, our base premiums are subject to an adjustment, in the form of a risk score or risk adjustment, based on the acuity of our membership. Generally, the risk score or risk adjustment is determined by the state or CMS analyzing submissions of processed claims and medical record data to determine the acuity of our membership, often relative to the respective program's membership. We estimate the amount of risk score and risk adjustment based upon the processed claims and medical record data submitted and expected to be submitted to the state or CMS and record revenues on a risk adjusted basis. Some contracts allow for additional premiums related to certain supplemental services provided such as maternity deliveries.

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

Our specialty companies generate revenues under contracts with state and federal programs, healthcare organizations and other commercial organizations and from our own subsidiaries. Revenues are recognized when the related services are provided or as ratably earned over the covered period of services. For performance-based measures in our contracts, revenue is recognized as data sufficient to measure performance is available. We recognize revenue related to administrative services under the TRICARE government-sponsored Managed Care Support Contract for the DoD's TRICARE program on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE contract includes various performance-based measures. For each of the measures, an estimate of the amount that has been earned is made at each interim date, and revenue is recognized accordingly.

Some states enact premium taxes, similar assessments and provider pass-through payments, collectively premium taxes, and these taxes are recorded as a separate component of both revenues and operating expenses. For certain products, premium taxes and state assessments are not pass-through payments and are recorded as premium revenue and premium tax expense in the Consolidated Statements of Operations.

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

INVESTMENTS AND DEBT

As of December 31, 2023, we had short-term investments of $2.4 billion and long-term investments of $17.7 billion, including restricted deposits of $1.4 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government-sponsored obligations, life insurance contracts, asset backed securities, equity securities and private equity investments and have maturities greater than one year. Private equity investments include direct investments in private equity securities as well as private equity funds. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states' requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2023, the fair value of our fixed income investments would decrease by approximately $630 million. Declines in interest rates over time will reduce our investment income.

As of December 31, 2023, we had a foreign currency swap for a notional amount of $931 million with a creditworthy financial institution to manage foreign exchange risk related to the proceeds from the then-pending Circle Health divestiture. As a result, the fair value of the swap varies with foreign exchange rate fluctuations. Assuming a 1% increase in the Great British Pound to US Dollar foreign exchange rate at December 31, 2023, the fair value of our swap would have decreased by approximately $9 million. An increase in the US Dollar to Great British Pound foreign exchange rate decreases the fair value of the swap and conversely, a decrease in the foreign currency exchange rate increases the value. We do not hold or issue any derivative instruments for trading or speculative purposes. The foreign currency swap settled in January 2024 in conjunction with the closing of the Circle Health divestiture.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Evaluation of the estimated medical claims liability
As discussed in Note 2 to the consolidated financial statements, the Company's medical claims liability includes claims reported but not yet paid, estimates for claims incurred but not reported, and estimates for the costs necessary to process unpaid claims. As discussed in Note 8 to the consolidated financial statements, the balance at December 31, 2023 was $18,000 million.

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
Evaluation of the estimated Affordable Care Act risk adjustment accruals
As discussed in Note 2 to the consolidated financial statements, the Affordable Care Act (ACA) established a permanent risk adjustment program. This program transfers funds from qualified individual and small group insurance plans with below average risk scores to those insurance plans with above average risk scores within each state. The final settlement of the December 31, 2023 ACA risk adjustment accruals is scheduled to be determined by the Centers for Medicare and Medicaid Services (CMS) in June 2024, based on data submitted by insurance companies through April 2024. As discussed in Note 9, the Company recorded an estimated asset and liability (the ACA risk adjustment accruals) of $893 million, and $2,553 million, respectively at December 31, 2023.

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

St. Louis, Missouri
February 20, 2024

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$17,193	$12,074
Premium and trade receivables	15,532	13,272
Short-term investments	2,459	2,321
Other current assets	5,572	2,461
Total current assets	40,756	30,128
Long-term investments	16,286	14,684
Restricted deposits	1,386	1,217
Property, software and equipment, net	2,019	2,432
Goodwill	17,558	18,812
Intangible assets, net	6,101	6,911
Other long-term assets	535	2,686
Total assets	$84,641	$76,870
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liability	$18,000	$16,745
Accounts payable and accrued expenses	16,420	9,525
Return of premium payable	1,462	1,634
Unearned revenue	715	478
Current portion of long-term debt	119	82
Total current liabilities	36,716	28,464
Long-term debt	17,710	17,938
Deferred tax liability	641	615
Other long-term liabilities	3,618	5,616
Total liabilities	58,685	52,633
Commitments and contingencies
Redeemable noncontrolling interests	19	56
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 615,291 issued and 534,484 outstanding at December 31, 2023, and 607,847 issued and 550,754 outstanding at December 31, 2022	1	1
Additional paid-in capital	20,304	20,060
Accumulated other comprehensive (loss)	(652)	(1,132)
Retained earnings	12,043	9,341
Treasury stock, at cost (80,807 and 57,093 shares, respectively)	(5,856)	(4,213)
Total Centene stockholders' equity	25,840	24,057
Nonredeemable noncontrolling interest	97	124
Total stockholders' equity	25,937	24,181
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$84,641	$76,870

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Premium	$135,636	$127,131	$112,319
Service	4,459	8,348	5,664
Premium and service revenues	140,095	135,479	117,983
Premium tax	13,904	9,068	7,999
Total revenues	153,999	144,547	125,982
Expenses:
Medical costs	118,894	111,529	98,602
Cost of services	3,564	7,032	4,894
Selling, general and administrative expenses	12,563	11,589	9,601
Depreciation expense	575	614	565
Amortization of acquired intangible assets	718	817	770
Premium tax expense	14,226	9,330	8,287
Impairment	529	2,318	229
Legal settlement	—	—	1,250
Total operating expenses	151,069	143,229	124,198
Earnings from operations	2,930	1,318	1,784
Other income (expense):
Investment and other income	1,393	1,279	819
Debt extinguishment	—	30	(125)
Interest expense	(725)	(665)	(665)
Earnings before income tax	3,598	1,962	1,813
Income tax expense	899	760	477
Net earnings	2,699	1,202	1,336
Loss attributable to noncontrolling interests	3	—	11
Net earnings attributable to Centene Corporation	$2,702	$1,202	$1,347

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$4.97	$2.09	$2.31
Diluted earnings per common share	$4.95	$2.07	$2.28

Weighted average number of common shares outstanding:
Basic	543,319	575,191	582,832
Diluted	545,704	582,040	590,516

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net earnings	$2,699	$1,202	$1,336
Change in unrealized gain (loss) on investments	520	(1,475)	(296)
Change in unrealized gain (loss) on investments, tax effect	(128)	349	75
Change in unrealized gain (loss) on investments, net of tax	392	(1,126)	(221)
Reclassification adjustment, net of tax	62	11	(20)
Foreign currency translation adjustments, net of tax	36	(94)	(19)
Net unrealized (loss) on cash flow hedge, net of tax	(10)	—	—
Other comprehensive earnings (loss)	480	(1,209)	(260)
Comprehensive earnings (loss)	3,179	(7)	1,076
Comprehensive loss attributable to noncontrolling interests	3	—	11
Comprehensive earnings (loss) attributable to Centene Corporation	$3,182	$(7)	$1,087

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except shares in thousands and per share data in dollars)

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2020	598,249	$1	$19,459	$337	$6,792	16,770	$(816)	$112	$25,885
Net earnings (loss)	—	—	—	—	1,347	—	—	(21)	1,326
Other comprehensive loss, net of $(75) tax	—	—	—	(260)	—	—	—	—	(260)
Common stock issued for employee benefit plans	4,781	—	38	—	—	—	—	—	38
Common stock repurchases	(326)	—	(19)	—	—	3,455	(278)	—	(297)
Stock compensation expense	—	—	203	—	—	—	—	—	203
Contribution from noncontrolling interest	—	—	—	—	—	—	—	46	46
Divestiture of noncontrolling interest	—	—	(9)	—	—	—	—	5	(4)
Acquisition resulting in noncontrolling interest	—	—	—	—	—	—	—	3	3
Balance, December 31, 2021	602,704	$1	$19,672	$77	$8,139	20,225	$(1,094)	$145	$26,940
Net earnings (loss)	—	—	—	—	1,202	—	—	(13)	1,189
Other comprehensive loss, net of $(349) tax	—	—	—	(1,209)	—	—	—	—	(1,209)
Common stock issued for employee benefit plans	5,143	—	71	—	—	—	—	—	71
Fair value of unvested equity awards in connection with acquisition	—	—	60	—	—	—	—	—	60
Common stock repurchases	—	—	23	—	—	36,868	(3,119)	—	(3,096)
Stock compensation expense	—	—	234	—	—	—	—	—	234
Reclassification to non-redeemable	—	—	—	—	—	—	—	17	17
Divestiture of noncontrolling interest	—	—	—	—	—	—	—	(14)	(14)
Dividend to noncontrolling interest	—	—	—	—	—	—	—	(10)	(10)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)
Balance, December 31, 2022	607,847	$1	$20,060	$(1,132)	$9,341	57,093	$(4,213)	$124	$24,181
Net earnings (loss)	—	—	—	—	2,702	—	—	(3)	2,699
Other comprehensive earnings, net of $144 tax	—	—	—	480	—	—	—	—	480
Common stock issued for employee benefit plans	7,444	—	44	—	—	—	—	—	44
Common stock repurchases	—	—	—	—	—	23,714	(1,643)	—	(1,643)
Stock compensation expense	—	—	216	—	—	—	—	—	216
Purchase of redeemable noncontrolling interest	—	—	(12)	—	—	—	—	—	(12)
Purchase of non-redeemable noncontrolling interest	—	—	(4)	—	—	—	—	(24)	(28)
Balance, December 31, 2023	615,291	$1	$20,304	$(652)	$12,043	80,807	$(5,856)	$97	$25,937

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net earnings	$2,699	$1,202	$1,336
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,293	1,430	1,335
Stock compensation expense	216	234	203
Impairment	529	2,318	229
(Gain) loss on debt extinguishment	—	(25)	125
(Gain) on acquisition	—	(2)	(309)
Deferred income taxes	(78)	(631)	(132)
(Gain) loss on divestitures, net	(152)	(772)	(88)
Loss on disposal of equipment	—	221	12
Other adjustments, net	172	(31)	(23)
Changes in assets and liabilities
Premium and trade receivables	(2,380)	(1,627)	(2,453)
Other assets	5	128	(99)
Medical claims liabilities	1,261	2,397	1,802
Unearned revenue	238	31	(109)
Accounts payable and accrued expenses	3,398	421	1,141
Other long-term liabilities	856	842	1,093
Other operating activities, net	(4)	125	142
Net cash provided by operating activities	8,053	6,261	4,205
Cash flows from investing activities:
Capital expenditures	(799)	(1,004)	(910)
Purchases of investments	(6,622)	(6,736)	(7,400)
Sales and maturities of investments	5,523	3,802	5,458
Acquisitions, net of cash acquired	—	(1,460)	(534)
Divestiture proceeds, net of divested cash	707	2,477	68
Other investing activities, net	—	—	19
Net cash (used in) investing activities	(1,191)	(2,921)	(3,299)
Cash flows from financing activities:
Proceeds from long-term debt	2,335	360	9,267
Payments and repurchases of long-term debt	(2,316)	(1,490)	(7,434)
Common stock repurchases	(1,633)	(3,096)	(297)
Proceeds from common stock issuances	44	70	35
Payments for debt extinguishment	—	(14)	(157)
Purchase of noncontrolling interest	(88)	—	—
Debt issuance costs	—	—	(72)
Other financing activities, net	—	(27)	20
Net cash (used in) provided by financing activities	(1,658)	(4,197)	1,362
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(32)	(11)	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	5,172	(868)	2,257
Cash and cash equivalents reclassified (to) from held for sale	(50)	(16)	—
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	12,330	13,214	10,957
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$17,452	$12,330	$13,214
Supplemental disclosures of cash flow information:
Interest paid	$688	$657	$658
Income taxes paid	$883	$1,222	$678
Equity issued in connection with acquisitions	$—	$60	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	2023	2022	2021
Cash and cash equivalents	$17,193	$12,074	$13,118
Restricted cash and cash equivalents, included in restricted deposits	259	256	96
Total cash, cash equivalents, and restricted cash and cash equivalents	$17,452	$12,330	$13,214

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Operations

Centene Corporation, or the Company, is a leading provider of government-sponsored healthcare. Centene's focus is on improving health and health care for low-income populations with complex needs. The Company provides access to high-quality healthcare, innovative programs and a wide range of health solutions that help families and individuals get well, stay well and be well.

In the first quarter of 2023, and in conjunction with the Company's updated strategic plan, executive leadership realignment and corresponding 2023 divestitures, the Company revised the way it manages the business, evaluates performance and allocates resources, resulting in an updated segment structure comprised of (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment.

The Medicaid, Medicare and Commercial segments represent the government-sponsored or subsidized programs under which the Company offers managed healthcare services. Specifically, the Medicaid segment includes the Temporary Assistance for Needy Families (TANF) program, Medicaid Expansion programs, the Aged, Blind or Disabled (ABD) program, the Children's Health Insurance Program (CHIP), Long-Term Services and Supports (LTSS), Foster Care, Medicare-Medicaid Plans (MMP), which cover beneficiaries who are dually eligible for Medicaid and Medicare and other state-based programs. The Medicare segment includes Medicare Advantage, Medicare Supplement, Dual Eligible Special Needs Plans (D-SNPs) and Medicare Prescription Drug Plans (PDPs), also known as Medicare Part D. The Commercial segment includes the Health Insurance Marketplace product along with individual, small group and large group commercial health insurance products. The Other segment includes the Company's pharmacy operations, Envolve Benefit Options' vision and dental services, clinical healthcare, behavioral health, international operations and corporate management company, among others.

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

Certain amounts in the consolidated financial statements and notes have been reclassified to conform to the 2023 presentation, including reclassifications related to the Company's new segment reporting structure as outlined in Note 1. Organization and Operations. Additionally, beginning in 2022, the Company included a separate line item for depreciation expense in the Consolidated Statements of Operations, which was previously included in selling, general and administrative (SG&A) expenses. Prior period SG&A expense ratios have also been conformed to the current presentation. These reclassifications have no effect on net earnings, cash flow or stockholders' equity as previously reported.

During 2023, the Company completed the divestitures of HealthSmart, Centurion, Magellan Specialty Health, its majority stake in Apixio, and Operose Health Group (Operose Health). Additionally, during the third quarter of 2023, the Company signed a definitive agreement to sell Circle Health Group (Circle Health), which was accounted for as held for sale as of December 31, 2023. On January 12, 2024, the Company completed the divestiture for cash consideration of $931 million. During 2022, the Company acquired all of the issued and outstanding shares of Magellan Health, Inc. (Magellan). The acquisition was accounted for as a business combination. Additionally, during 2022 the Company completed the divestitures of PANTHERx Rare (PANTHERx), its Spanish and Central European businesses and Magellan Rx. See Note 3. Acquisitions and Divestitures for further details.

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

Fair Value Measurements

In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. Fair values are disclosed for all financial instruments, whether or not such values are recognized in the Consolidated Balance Sheets. Management obtains quoted market prices and other observable inputs for these disclosures. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, premium and trade receivables, medical claims liability, accounts payable and accrued expenses, unearned revenue and certain other current assets and liabilities are carried at cost, which approximates fair value because of their short-term nature.

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

Property, Software and Equipment

Property, software and equipment are stated at cost less accumulated depreciation. Computer hardware and software includes certain costs incurred in the development of internal-use software, including external direct costs of materials and services and payroll costs of team members devoted to specific software development. Depreciation is calculated principally by the straight-line method over estimated useful lives. Leasehold improvements are depreciated using the straight-line method over the shorter of the expected useful life or the remaining term of the lease. Property, software and equipment are depreciated over the following periods:

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

The Company retains fully depreciated assets in property and accumulated depreciation accounts until it removes them from service. In the case of sale, retirement or disposal, the asset cost and related accumulated depreciation balance is removed from the respective account, and the resulting net amount, less any proceeds, is included as a component of earnings from operations in the Consolidated Statements of Operations.

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

In the first quarter of 2023, and in conjunction with the Company's updated strategic plan, executive leadership realignment and corresponding 2023 divestitures, the Company revised the way it manages the business, evaluates performance and allocates resources, resulting in an updated segment structure comprised of (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. As a result of these changes, the Company reassigned goodwill to the impacted reporting units using a relative fair value allocation approach.

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

If the quantitative test is deemed necessary, the Company determines an appropriate valuation technique to estimate a reporting unit's fair value as of the testing date. The Company utilizes either the income approach or the market approach, whichever is most appropriate for the respective reporting unit. The income approach is based on an internally developed discounted cash flow model that includes assumptions related to future growth rates, discount factors, future tax rates and other various assumptions. The market approach is based on financial multiples of comparable companies derived from current market data. The Company then compares the fair value of the reporting unit calculated using the income approach or market approach with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds fair value. The impairment charge is limited to the total amount of goodwill allocated to the reporting unit. Changes in economic and operating conditions impacting assumptions used in the Company's analyses could result in goodwill impairment in future periods.

Medical Claims Liability

Medical claims liability includes claims reported but not yet paid, or claims inventory, estimates for claims incurred but not reported, or IBNR, and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its medical claims liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

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

The Company uses its judgment to determine the assumptions to be used in the calculation of the required estimates. The assumptions it considers when estimating IBNR include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, healthcare service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza or COVID-19, provider contract changes, changes to fee schedules and the incidence of high-dollar or catastrophic claims.

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

The Company reviews actual and anticipated experience compared to the assumptions used to establish medical costs. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing and measuring the profitability of such contracts and expected investment income is excluded. In December 2023, the Company recorded a premium deficiency reserve of $250 million related to the 2024 Medicare Advantage contract year.

Revenue Recognition

The Company's health plans generate revenues primarily from premiums received from the states in which it operates health plans, premiums received from its members and the Centers for Medicare and Medicaid Services (CMS) for its Medicare product and premiums from members of its commercial health plans. In addition to member premium payments, its Marketplace contracts also generate revenues from subsidies received from CMS. The Company generally receives a fixed premium per member per month pursuant to its contracts and recognizes premium revenues during the period in which it is obligated to provide services to its members at the amount reasonably estimable. In some instances, the Company's base premiums are subject to an adjustment factor, in the form of a risk score or risk adjustment, based on the acuity of its membership. Generally, the risk score or risk adjustment is determined by the state or CMS analyzing submissions of processed claims and medical record data to determine the acuity of the Company's membership, often relative to the respective program's membership. The Company estimates the amount of risk score and risk adjustment based upon the processed claims and medical record data submitted and expected to be submitted to the state or CMS and records revenues on a risk adjusted basis. Some contracts allow for additional premiums related to certain supplemental services provided such as maternity deliveries.

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

The Company's specialty companies generate revenues under contracts with state and federal programs, healthcare organizations and other commercial organizations, as well as from its own subsidiaries. Revenues are recognized when the related services are provided, when inventory is shipped, or as ratably earned over the covered period of services. The Company recognizes revenue related to administrative services under the TRICARE government-sponsored Managed Care Support Contract for the DoD's TRICARE program on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE contract includes various performance-based measures. For each of the measures, an estimate of the amount that has been earned is made at each interim date, and revenue is recognized accordingly.

Some states enact premium taxes, similar assessments and provider pass-through payments, collectively premium taxes, and these taxes are recorded as a separate component of both revenues and operating expenses. For certain products, premium taxes and state assessments are not pass-through payments and are recorded as premium revenue and premium tax expense in the Consolidated Statements of Operations.

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

Cost Sharing Reductions

The ACA directs issuers to reduce the Company's members' cost sharing for essential health benefits for individuals with Federal Poverty Levels (FPLs) between 100% and 250% who are enrolled in a silver tier product; eliminate cost sharing for Indians/Alaska Natives with a FPL less than 300% and eliminate cost sharing for Indians/Alaska Natives regardless of FPL when services are provided by an Indian Health Service. In October 2017, the Trump Administration issued an executive order that immediately ceased payments of CSRs to issuers, and beginning in 2018 premium rates for Health Insurance Marketplace were set without factoring in the cost sharing subsidy payments from the federal government. The Company is engaged in active discussions with the government regarding recovery for CSR payments for benefit years 2018 and beyond.

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

Activity in the allowance for uncollectible accounts is summarized below ($ in millions):

	Year Ended December 31,
	2023	2022	2021
Balance, January 1	$130	$139	$243
Amounts charged to expense	58	70	62
Recoveries	—	—	(43)
Write-offs of uncollectible receivables	(68)	(79)	(123)
Balance, December 31	$120	$130	$139

Significant Customers

The Company receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. Customers where the aggregate annual contract revenues exceeded 10% of total annual revenues included the state of New York, where the percentage of the Company's total revenue was 10% for the year ended December 31, 2021. None of the Company's customers exceeded 10% of total annual revenues for the years ended December 31, 2023 and 2022.

Other Income (Expense)

Other income (expense) consists routinely of investment income, interest expense and equity method earnings from investments. Investment income is derived from the Company's cash, cash equivalents, restricted deposits and investments. Interest expense relates to borrowings under the senior notes, credit facilities, mortgage and construction loans and capital leases. Further, other income (expense) includes gains or losses on sales of investments, divestitures and acquisitions as well as debt extinguishment costs.

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

Foreign Currency Translation

The Company is exposed to foreign currency exchange risk through its international subsidiaries whose functional currencies have historically included the Euro and Great British Pound. The assets and liabilities of the Company's subsidiaries are translated into United States dollars at the balance sheet date. The Company translates its proportionate share of earnings using average rates during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive earnings (loss).

Recent Accounting Guidance Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The new standard is effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the effect of the new disclosure requirements.

In December 2023, the FASB issued an ASU which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the effect of the new disclosure requirements.

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

Significant fair value adjustments are noted as follows:

(1) The identifiable intangible assets acquired are to be measured at fair value as of the completion of the acquisition. The fair value of intangible assets is determined primarily using variations of the income approach, which is based on the present value of the future after-tax cash flows attributable to each identified intangible asset. Other valuation methods, including the market approach and cost approach, were also considered in estimating the fair value. The identifiable intangible assets include purchased contract rights, provider contracts, developed technologies and trade names. The Company has estimated the fair value of intangible assets to be $889 million with a weighted average life of 12 years.

The fair values and weighted average useful lives for identifiable intangible assets acquired are as follows ($ in millions):

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

(4) The acquisition resulted in $905 million of goodwill primarily related to synergies expected from the acquisition and the assembled workforce of Magellan. All of the goodwill was assigned to the Other segment. The majority of the goodwill is not deductible for income tax purposes.

PANTHERx Rare Divestiture

On July 14, 2022, the Company completed the divestiture of PANTHERx for $1,373 million. The Company recognized a gain of $490 million, or $382 million after-tax, which is included in investment and other income in the Consolidated Statements of Operations.

Spanish and Central European Divestiture

On November 16, 2022, the Company completed the divestiture of its ownership stakes in its Spanish and Central European businesses, including Ribera Salud, Torrejón Salud and Pro Diagnostics Group.

During 2022, the Company recorded an impairment charge primarily related to intangible assets and goodwill associated with the divestiture of $163 million, or $140 million after-tax. In 2023, the Company recognized an additional loss on sale of $13 million, or $10 million after-tax, which is included in investment and other income in the Consolidated Statements of Operations.

Magellan Rx Divestiture

On December 2, 2022, the Company completed the divestiture of Magellan Rx for $1,337 million. The Company recognized a gain of $269 million, or $99 million after-tax, which is included in investment and other income in the Consolidated Statements of Operations.

During 2023, the Company recorded a reduction to the previously reported gain on the divestiture of $22 million, or $10 million after-tax, due to the finalization of working capital adjustments.

Magellan Specialty Health Divestiture

On November 17, 2022, the Company signed a definitive agreement to divest Magellan Specialty Health. As of December 31, 2022, the assets and liabilities of Magellan Specialty Health were considered held for sale, resulting in $645 million of assets held for sale in other current assets and $87 million of liabilities held for sale in accounts payable and accrued expenses in the Consolidated Balance Sheets. The majority of the of held for sale assets were previously reported as goodwill and intangible assets.

On January 20, 2023, the Company completed the divestiture for $646 million in cash and stock, including an estimated working capital adjustment, and recognized a pre-tax gain of $79 million. The stock consideration was subsequently sold in April 2023 for cash proceeds of $245 million. The Company could also receive up to an additional $150 million in cash and stock in 2024 based on certain 2023 performance metrics. The Company will recognize the appropriate amount of contingent consideration related to the $150 million when realized or realizable.

Centurion Divestiture

On January 10, 2023, the Company signed and closed a definitive agreement to divest Centurion. As of December 31, 2022, the assets and liabilities of Centurion were considered held for sale resulting in $236 million of assets held for sale in other current assets and $198 million of liabilities held for sale in accounts payable and accrued expenses in the Consolidated Balance Sheet. The majority of the held for sale assets were previously reported as premium and trade receivables. The majority of the liabilities were previously reported as medical claims liability and accounts payable and accrued liabilities.

During 2022, the Company recorded an impairment charge related to goodwill and other current assets associated with the divestiture of $259 million, or $181 million after-tax. During 2023, the Company recognized a gain of $15 million, or $10 million after-tax, reflecting additional proceeds for contingent consideration, partially offset by net working capital adjustments. The gain is included in investment and other income in the Consolidated Statements of Operations.

HealthSmart Divestiture

On November 1, 2022, the Company signed a definitive agreement to divest HealthSmart. The divestiture was completed on January 5, 2023. As of December 31, 2022, the assets and liabilities of HealthSmart were considered held for sale resulting in $66 million of assets held for sale in other current assets and $34 million of liabilities held for sale in accounts payable and accrued expenses in the Consolidated Balance Sheets. The majority of the held for sale assets were previously reported as cash and cash equivalents, premium and trade receivables and goodwill.

During 2022, the Company recorded an impairment charge related to goodwill associated with the divestiture of $36 million, or $27 million after-tax.

Apixio Divestiture

On June 13, 2023, the Company completed the divestiture of its majority stake in Apixio. The Company recognized a pre-tax gain of $93 million, or $67 million after-tax, which is included in investment and other income in the Consolidated Statements of Operations.

Circle Health Group Divestiture

On August 28, 2023, the Company signed a definitive agreement to sell Circle Health, one of the U.K.'s largest independent hospital operators, which is included in the Other segment. As of December 31, 2023, the assets and liabilities of Circle Health were considered held for sale resulting in $3,897 million of assets held for sale in other current assets and $3,094 million of liabilities held for sale in accounts payable and accrued expenses in the Consolidated Balance Sheets. The majority of the held for sale assets were previously reported as other long-term assets, goodwill and property, software and equipment. The majority of the liabilities were previously reported as debt and other long-term liabilities.

In accordance with the signed definitive agreement in the third quarter of 2023, and subsequently updated in the fourth quarter of 2023, the Company recorded impairment charges related to goodwill associated with the pending divestiture totaling $292 million, or $258 million after-tax.

In order to manage the foreign exchange risk on the sale price associated with the pending divestiture of Circle Health, in August 2023 the Company entered into a foreign currency swap agreement for a notional amount of $931 million, to sell £740 million. The swap agreement was formally designated and qualified as a cash flow hedge. The swap expires on the earlier of the divestiture closing date or March 28, 2024. The gain or loss due to changes in the fair value of the foreign currency swap was recorded in other comprehensive income until the Circle Health divestiture closed, at which time the gain or loss was recorded in earnings to the same line in the Consolidated Statements of Operations as the gain or loss on sale. The fair value of the swap agreement as of December 31, 2023 was $13 million, which was recorded in accounts payable and accrued expenses in the Consolidated Balance Sheets.

On January 12, 2024, the Company completed the divestiture for $931 million and settled the foreign currency swap. The Company expects to realize a net tax benefit of $50 million in 2024 on the loss recognized on the divestiture.

Operose Health Group Divestiture

In November 2023, the Company signed a definitive agreement to sell Operose Health and completed the divestiture on December 28, 2023. During 2023, the Company recorded impairment charges to Operose Health primarily related to goodwill, intangible assets and property, software and equipment of $140 million, or $128 million after-tax based on market indicators of fair value.

4. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	December 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$403	$—	$(8)	$395	$695	$—	$(16)	$679
Corporate securities	9,984	78	(461)	9,601	10,127	12	(778)	9,361
Restricted certificates of deposit	4	—	—	4	4	—	—	4
Restricted cash equivalents	259	—	—	259	256	—	—	256
Short-term time deposits	746	—	—	746	204	—	—	204
Municipal securities	4,135	21	(171)	3,985	4,055	6	(280)	3,781
Asset-backed securities	1,665	8	(35)	1,638	1,396	—	(70)	1,326
Residential mortgage-backed securities	1,503	7	(103)	1,407	1,165	2	(121)	1,046
Commercial mortgage-backed securities	1,149	5	(82)	1,072	961	—	(99)	862
Equity securities	17	—	—	17	17	—	—	17
Private equity investments	833	—	—	833	529	—	—	529
Life insurance contracts	174	—	—	174	157	—	—	157
Total	$20,872	$119	$(860)	$20,131	$19,566	$20	$(1,364)	$18,222

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. Private equity investments include direct investments in private equity securities as well as private equity funds. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with a focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of December 31, 2023, 99% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At December 31, 2023, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $153 million and $132 million at December 31, 2023 and 2022, respectively, and is included in other current assets in the Consolidated Balance Sheets.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 4 years at December 31, 2023.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	December 31, 2023				December 31, 2022
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$79	$(8)	$232	$(5)	$342	$(11)	$184
Corporate securities	(6)	658	(455)	6,260	(340)	5,368	(438)	3,400
Municipal securities	(4)	553	(167)	2,237	(142)	2,437	(138)	995
Asset-backed securities	(2)	197	(33)	855	(29)	786	(41)	486
Residential mortgage-backed securities	(2)	153	(101)	814	(55)	629	(66)	352
Commercial mortgage-backed securities	(2)	114	(80)	754	(49)	513	(50)	330
Short-term time deposits	—	31	—	—	—	—	—	—
Total	$(16)	$1,785	$(844)	$11,152	$(620)	$10,075	$(744)	$5,747

As of December 31, 2023, the gross unrealized losses were generated from 5,247 positions out of a total of 6,661 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

In addition, the Company monitors available-for-sale debt securities for credit losses. Certain investments have experienced a decline in fair value due to changes in credit quality, market interest rates and/or general economic conditions. The Company recognizes an allowance when evidence demonstrates that the decline in fair value is credit related. Evidence of a credit-related loss may include rating agency actions, adverse conditions specifically related to the security or failure of the issuer of the security to make scheduled payments.

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	December 31, 2023				December 31, 2022
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,308	$2,284	$566	$564	$2,207	$2,179	$534	$532
One year through five years	7,738	7,431	527	504	7,651	7,147	524	490
Five years through ten years	3,905	3,735	298	283	4,066	3,613	224	195
Greater than ten years	155	154	34	35	135	129	—	—
Asset-backed securities	4,317	4,117	—	—	3,522	3,234	—	—
Total	$18,423	$17,721	$1,425	$1,386	$17,581	$16,302	$1,282	$1,217

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

The following table summarizes fair value measurements by level at December 31, 2023, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$17,193	$—	$—	$17,193
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$62	$—	$—	$62
Corporate securities	—	9,564	—	9,564
Municipal securities	—	3,232	—	3,232
Short-term time deposits	—	746	—	746
Asset-backed securities	—	1,638	—	1,638
Residential mortgage-backed securities	—	1,407	—	1,407
Commercial mortgage-backed securities	—	1,072	—	1,072
Equity securities	15	2	—	17
Total investments	$77	$17,661	$—	$17,738
Restricted deposits:
Cash and cash equivalents	$259	$—	$—	$259
U.S. Treasury securities and obligations of U.S. government corporations and agencies	333	—	—	333
Corporate securities	—	37	—	37
Certificates of deposit	—	4	—	4
Municipal securities	—	753	—	753
Total restricted deposits	$592	$794	$—	$1,386
Total assets at fair value	$17,862	$18,455	$—	$36,317

Liabilities
Accounts payable and accrued expenses:
Foreign currency swap agreement	$—	$13	$—	$13
Total liabilities at fair value	$—	$13	$—	$13

The following table summarizes fair value measurements by level at December 31, 2022, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$12,074	$—	$—	$12,074
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$366	$5	$—	$371
Corporate securities	—	9,328	—	9,328
Municipal securities	—	3,165	—	3,165
Short-term time deposits	—	204	—	204
Asset-backed securities	—	1,326	—	1,326
Residential mortgage-backed securities	—	1,046	—	1,046
Commercial mortgage-backed securities	—	862	—	862
Equity securities	15	2	—	17
Total investments	$381	$15,938	$—	$16,319
Restricted deposits:
Cash and cash equivalents	$256	$—	$—	$256
U.S. Treasury securities and obligations of U.S. government corporations and agencies	308	—	—	308
Corporate securities	—	33	—	33
Certificates of deposit	—	4	—	4
Municipal securities	—	616	—	616
Total restricted deposits	$564	$653	$—	$1,217
Total assets at fair value	$13,019	$16,591	$—	$29,610

The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $1,007 million and $686 million as of December 31, 2023 and December 31, 2022, respectively.

6. Property, Software and Equipment

Property, software and equipment consist of the following ($ in millions):

	December 31, 2023	December 31, 2022
Computer software	$2,631	$2,224
Computer hardware	542	604
Buildings	534	659
Furniture and office equipment	304	366
Leasehold improvements	252	467
Land	156	178
Property, software and equipment, at cost	4,419	4,498
Less: accumulated depreciation	(2,400)	(2,066)
Property, software and equipment, net	$2,019	$2,432

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $575 million, $614 million and $565 million, respectively.

The decrease in property, software and equipment in 2023 was primarily driven by divestiture related activity as discussed in Note 3. Acquisitions and Divestitures. Specifically, as of December 31, 2023, Circle Health was considered held for sale, and accordingly, the associated property, software and equipment of $447 million was reclassified to other current assets.

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

As a result of the optimization, the Company recognized impairment charges related to owned real estate and fixed assets related to leased real estate of $57 million and $1,050 million for the years ended December 31, 2023 and 2022, respectively. The remainder of the $97 million and $1,627 million impairment charges for the years ended December 31, 2023 and 2022, respectively, relate to right-of-use (ROU) asset impairments, which is included within other long-term assets in the Consolidated Balance Sheets, refer to Note 11. Leases.

7. Goodwill and Intangible Assets

As discussed in Note 1. Organization and Operations, in the first quarter of 2023 the Company updated its segment structure. Prior year information has been adjusted to reflect the change in segment reporting.

The following table summarizes the changes in goodwill by operating segment ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, December 31, 2021	$10,194	$1,592	$5,424	$2,561	$19,771
Acquisition and purchase accounting adjustments	—	—	—	1,077	1,077
Divestitures	—	—	—	(1,533)	(1,533)
Reallocation	4	—	—	(4)	—
Impairments	—	—	—	(370)	(370)
Translation impact	—	—	—	(133)	(133)
Balance, December 31, 2022	$10,198	$1,592	$5,424	$1,598	$18,812
Divestitures	—	—	—	(912)	(912)
Impairments	—	—	—	(392)	(392)
Translation impact	—	—	—	50	50
Balance, December 31, 2023	$10,198	$1,592	$5,424	$344	$17,558

In 2023, divestiture related activity in goodwill included the completed divestiture of Apixio as well as $760 million of goodwill reclassified to other current assets associated with the divestiture of Circle Health, which was considered held for sale as of December 31, 2023. In 2022, divestiture related activity in goodwill included the completed divestitures of PANTHERx and Magellan Rx, as well as goodwill reclassified to other current assets associated with the divestiture of Magellan Specialty Health, which was considered held for sale as of December 31, 2022. The acquired goodwill in 2022 represents goodwill associated with the Magellan acquisition.

The Company's Other segment impairments in 2023 were driven by the Circle Health and Operose Health divestitures. The Company's Other segment impairments in 2022 were driven by the impairment of the Federal Services business, which included $216 million of goodwill, in conjunction with the December 2022 announcement from the DoD that the Company was not awarded a TRICARE Managed Care Support Contract, as well as the divestiture of the Spanish and Central European businesses.

Intangible assets at December 31, consist of the following ($ in millions):

			Weighted Average Useful Life in Years
	2023	2022	2023	2022
Purchased contract rights and customer relationships	$7,845	$7,850	13.5	13.4
Trade names	943	983	15.6	15.4
Provider contracts	612	612	14.0	14.0
Developed technologies	298	390	4.4	5.3
Intangible assets	9,698	9,835	13.4	13.4
Less: accumulated amortization
Purchased contract rights and customer relationships	(2,768)	(2,193)
Trade names	(320)	(263)
Provider contracts	(227)	(183)
Developed technologies	(282)	(285)
Total accumulated amortization	(3,597)	(2,924)
Intangible assets, net	$6,101	$6,911

The decrease in intangible assets in 2023 was primarily driven by divestiture related activity, which included related impairments, during the year as discussed with goodwill above and in Note 3. Acquisitions and Divestitures.

Amortization expense was $718 million, $817 million and $770 million for the years ended December 31, 2023, 2022 and 2021, respectively. Estimated total amortization expense related to the December 31, 2023 intangible assets for each of the five succeeding fiscal years is as follows ($ in millions):

Estimated Total Amortization Expense
2024	$692
2025	690
2026	673
2027	663
2028	662

8. Medical Claims Liability

As discussed in Note 1. Organization and Operations, in the first quarter of 2023 the Company updated its segment structure. Prior year information has been adjusted to reflect the change in segment reporting.

The following table summarizes the change in medical claims liability for the year ended December 31, 2023 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2023	$11,253	$3,431	$1,921	$140	$16,745
Less: Reinsurance recoverables	7	—	19	—	26
Balance, January 1, 2023, net	11,246	3,431	1,902	140	16,719
Incurred related to:
Current year	79,747	19,487	19,966	1,480	120,680
Prior years	(1,537)	(343)	(150)	(6)	(2,036)
Total incurred	78,210	19,144	19,816	1,474	118,644
Paid related to:
Current year	69,904	16,631	16,823	1,367	104,725
Prior years	8,743	2,582	1,479	133	12,937
Total paid	78,647	19,213	18,302	1,500	117,662
Plus: Premium deficiency reserve	—	250	—	—	250
Balance, December 31, 2023, net	10,809	3,612	3,416	114	17,951
Plus: Reinsurance recoverables	5	—	44	—	49
Balance, December 31, 2023	$10,814	$3,612	$3,460	$114	$18,000

The following table summarizes the change in medical claims liability for the year ended December 31, 2022 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2022	$9,845	$2,286	$2,014	$98	$14,243
Less: Reinsurance recoverables	23	—	—	—	23
Balance, January 1, 2022, net	9,822	2,286	2,014	98	14,220
Acquisitions and divestitures	—	—	—	105	105
Incurred related to:
Current year	76,344	19,474	14,296	2,782	112,896
Prior years	(1,046)	(102)	(204)	(15)	(1,367)
Total incurred	75,298	19,372	14,092	2,767	111,529
Paid related to:
Current year	66,221	16,275	12,556	2,747	97,799
Prior years	7,653	1,952	1,648	83	11,336
Total paid	73,874	18,227	14,204	2,830	109,135
Balance, December 31, 2022, net	11,246	3,431	1,902	140	16,719
Plus: Reinsurance recoverables	7	—	19	—	26
Balance, December 31, 2022	$11,253	$3,431	$1,921	$140	$16,745

The following table summarizes the change in medical claims liability for the year ended December 31, 2021 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2021	$8,567	$2,012	$1,801	$58	$12,438
Less: Reinsurance recoverables	23	—	—	—	23
Balance, January 1, 2021, net	8,544	2,012	1,801	58	12,415
Incurred related to:
Current year	68,720	15,388	14,706	1,571	100,385
Prior years	(1,616)	(142)	(17)	(8)	(1,783)
Total incurred	67,104	15,246	14,689	1,563	98,602
Paid related to:
Current year	59,839	13,275	12,839	1,474	87,427
Prior years	5,987	1,697	1,637	49	9,370
Total paid	65,826	14,972	14,476	1,523	96,797
Balance, December 31, 2021, net	9,822	2,286	2,014	98	14,220
Plus: Reinsurance recoverables	23	—	—	—	23
Balance, December 31, 2021	$9,845	$2,286	$2,014	$98	$14,243

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years were primarily attributable to reserving under moderately adverse conditions, including residual pandemic impacts and continued integration activities. Additionally, as a result of minimum HBR and other return of premium programs, the Company recorded approximately $382 million, $198 million and $492 million of the "Incurred related to: Prior years" as a reduction to premium revenues in 2023, 2022 and 2021, respectively. Further, claims processing and coordination of benefits initiatives yielded claim payment recoveries related to dates of service from prior years.

Changes in medical utilization and cost trends and the effect of population health management initiatives may also contribute to changes in medical claim liability estimates. While the Company has evidence that population health management initiatives are effective on a case by case basis, population health management initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the population health management initiative are not known by the Company. Additionally, certain population health management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the population health management initiative changed the behavior cannot be determined. Because of the complexity of its business, the number of states in which it operates and the volume of claims that it processes, the Company is unable to practically quantify the impact of these initiatives on its changes in estimates of IBNR.

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

Information about incurred and paid claims development as of December 31, 2023 is included in the table below. The claims development information for all periods preceding the most recent reporting period is considered required supplementary information.

Consolidated incurred and paid claims development as of December 31, 2023 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2021 (unaudited)	2022 (unaudited)	2023
2021	$100,385	$99,087	$99,077
2022		112,896	110,870
2023			120,680
	Total incurred claims		$330,627

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2021 (unaudited)	2022 (unaudited)	2023
2021	$87,427	$98,024	$98,645
2022		97,799	109,680
2023			104,725
	Total payment of incurred claims		313,050
	All outstanding liabilities prior to 2021, net of reinsurance		124
	Medical claims liability, net of reinsurance		$17,701

Incurred and paid claims development for the Medicaid segment as of December 31, 2023 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2021 (unaudited)	2022 (unaudited)	2023
2021	$68,720	$67,682	$67,628
2022		76,344	74,861
2023			79,747
	Total incurred claims		$222,236

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2021 (unaudited)	2022 (unaudited)	2023
2021	$59,838	$66,903	$67,436
2022		66,220	74,125
2023			69,904
	Total payment of incurred claims		211,465
	All outstanding liabilities prior to 2021, net of reinsurance		38
	Medical claims liability, net of reinsurance		$10,809

Incurred and paid claims development for the Medicare segment as of December 31, 2023 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2021 (unaudited)	2022 (unaudited)	2023
2021	$15,388	$15,330	$15,337
2022		19,475	19,124
2023			19,487
	Total incurred claims		$53,948

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2021 (unaudited)	2022 (unaudited)	2023
2021	$13,275	$15,178	$15,187
2022		16,276	18,818
2023			16,631
	Total payment of incurred claims		50,636
	All outstanding liabilities prior to 2021, net of reinsurance		50
	Medical claims liability, net of reinsurance		$3,362

Incurred and paid claims development for the Commercial segment as of December 31, 2023 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2021 (unaudited)	2022 (unaudited)	2023
2021	$14,706	$14,519	$14,556
2022		14,296	14,110
2023			19,966
	Total incurred claims		$48,632

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2021 (unaudited)	2022 (unaudited)	2023
2021	$12,840	$14,387	$14,466
2022		12,556	13,963
2023			16,823
	Total payment of incurred claims		45,252
	All outstanding liabilities prior to 2021, net of reinsurance		36
	Medical claims liability, net of reinsurance		$3,416

Incurred and paid claims development for the Other segment as of December 31, 2023 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2021 (unaudited)	2022 (unaudited)	2023
2021	$1,571	$1,556	$1,556
2022		2,781	2,775
2023			1,480
	Total incurred claims		$5,811

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2021 (unaudited)	2022 (unaudited)	2023
2021	$1,474	$1,556	$1,556
2022		2,747	2,774
2023			1,367
	Total payment of incurred claims		5,697
	All outstanding liabilities prior to 2021, net of reinsurance		—
	Medical claims liability, net of reinsurance		$114

Incurred claims and allocated claim adjustment expenses, net of reinsurance, total IBNR plus expected development on reported claims and cumulative claims data as of December 31, 2023 are included in the following table. For claims frequency information summarized below, a claim is defined as the financial settlement of a single medical event in which remuneration was paid to the servicing provider. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

Consolidated information is summarized as follows (in millions):

	December 31, 2023
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims
2021	$99,077	$3	624.0
2022	110,870	429	637.5
2023	120,680	11,135	599.3

Information for the Medicaid segment is summarized as follows (in millions):

	December 31, 2023
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims
2021	$67,628	$3	376.6
2022	74,861	306	370.6
2023	79,747	6,859	327.3

Information for the Medicare segment is summarized as follows (in millions):

	December 31, 2023
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims
2021	$15,337	$—	185.9
2022	19,124	86	204.7
2023	19,487	1,783	198.4

Information for the Commercial segment is summarized as follows (in millions):

	December 31, 2023
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims
2021	$14,556	$—	60.9
2022	14,110	37	57.4
2023	19,966	2,393	69.8

Information for the Other segment is summarized as follows (in millions):

	December 31, 2023
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims
2021	$1,556	$—	0.6
2022	2,775	—	4.8
2023	1,480	100	3.8

9. Affordable Care Act

The ACA established risk spreading premium stabilization programs as well as a minimum annual MLR and CSRs.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	December 31, 2023	December 31, 2022
Risk adjustment receivable	$893	$838
Risk adjustment payable	(2,553)	(780)
Minimum medical loss ratio	(164)	(103)
Cost sharing reduction payable	(114)	(99)

In June 2023, CMS announced the final risk adjustment transfers for the 2022 benefit year. As a result of and subsequent to the announcement, the Company increased its risk adjustment net receivables by $306 million from December 31, 2022. After consideration of minimum MLR and other related impacts, the net pre-tax benefit recognized was approximately $260 million for the year ended December 31, 2023.

10. Debt

Debt consists of the following ($ in millions):

	December 31, 2023	December 31, 2022
$2,500 million 4.25% Senior Notes, due December 15, 2027	$2,395	$2,393
$2,300 million 2.45% Senior Notes, due July 15, 2028	2,303	2,303
$3,500 million 4.625% Senior Notes, due December 15, 2029	3,277	3,277
$2,000 million 3.375% Senior Notes, due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes, due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes, due March 1, 2031	2,200	2,200
$1,300 million 2.625% Senior Notes, due August 1, 2031	1,300	1,300
Total senior notes	15,675	15,673
Term Loan Facility	2,115	2,183
Revolving Credit Agreement	150	58
Finance leases and other	11	253
Debt issuance costs	(122)	(147)
Total debt	17,829	18,020
Less: current portion	(119)	(82)
Long-term debt	$17,710	$17,938

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

The indentures governing the senior notes listed in the table above contain restrictive covenants of Centene Corporation. At December 31, 2023, the Company was in compliance with all covenants.

Circle Health Debt Refinancing

In May 2022, the Company refinanced certain debt agreements for its Circle Health subsidiary with a new £250 million credit facility maturing in May 2025. The Company recognized a $13 million pre-tax gain on the extinguishment of the existing debt. As of December 31, 2023, £150 million was drawn on the facility, and was included in accounts payable and accrued expenses in the Consolidated Balance Sheets as a liability held for sale. The facility is guaranteed by the Company and has similar borrowing rates and covenants to the Company's Revolving Credit Agreement, except it uses the Sterling Overnight Index Average (SONIA) as the reference rate for the interest rate payable. In January 2024, the Company completed the divestiture of Circle Health and terminated the credit facility.

Revolving Credit Facility and Term Loan Credit Facility

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

The Company has (i) unsecured $2,000 million multi-currency revolving credit facility (the Revolving Credit Facility), which includes a $300 million sub-limit for letters of credit and a $200 million sub-limit for swingline loans and (ii) a $2,200 million unsecured delayed-draw term loan facility (the Term Loan Facility, and together with the Revolving Credit Facility, the Company Credit Facility). Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at SOFR, SONIA, Euro Interbank Offered Rate (EURIBOR), Swiss Average Rate Overnight (SARON), Tokyo Interbank Offered Rate (TIBOR), Canadian Dollar Offered Rate (CDOR), Bank Buying Rate (BBR) or base rates plus, in each case, an applicable margin between 1.50% to 1.125%, based on the total debt to EBITDA ratio and type of borrowing. Borrowings under the Term Loan Facility bear interest, at the Company's option, at SOFR or base rates plus, in each case, an applicable margin based on the total debt to EBITDA ratio. The Company has an uncommitted option to increase its Company Credit Facility by an additional $500 million plus certain additional amounts based on its total debt to EBITDA ratio. The Term Loan Facility includes scheduled amortization payments equal to 0% for the first year following closing, 2.5% for the second year following closing and 5% thereafter until maturity.

The Company Credit Facility contains financial covenants including maintenance of a minimum fixed charge coverage ratio and a restriction on the Company's maximum total debt to EBITDA ratio not to exceed 4.0 to 1.0. It also contains certain non-financial covenants including: limitations on incurrence of additional indebtedness; restrictions on incurrence of liens; restrictions on dividends and other restricted payments; restrictions on investments, mergers, consolidations and asset sales; and limitations on transactions with affiliates. As of December 31, 2023, the Company was in compliance with all financial and non-financial covenants under the Company Credit Facility.

As of December 31, 2023, the Company had $150 million of borrowings outstanding under the Revolving Credit Facility, with an interest rate of the base rate plus 0.25% margin.

The Revolving Credit Facility and the Term Loan Facility will mature on August 16, 2026.

Senior Note Debt Repurchase Program

In June 2022, the Company's Board of Directors authorized a $1,000 million senior note debt repurchase program in preparation for future debt reductions as part of the Company's strategic initiatives. During the year ended December 31, 2022, the Company repurchased $318 million of its par value senior notes, as described above, for $300 million. No repurchases were made during the year ended December 31, 2023. As of December 31, 2023, there was $700 million available under the senior note debt repurchase program.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $152 million as of December 31, 2023, which were not part of the Revolving Credit Facility. The letters of credit bore interest at 0.7% as of December 31, 2023. The Company had outstanding surety bonds of $856 million as of December 31, 2023.

Aggregate maturities for the Company's debt for the years ending December 31, are as follows ($ in millions):

Aggregate Maturities
2024	$119
2025	113
2026	2,048
2027	2,405
2028	2,300
Thereafter	10,977
Total	$17,962

The fair value of outstanding debt was approximately $16,322 million and $15,791 million at December 31, 2023 and 2022, respectively.

11. Leases

The Company records ROU assets and lease liabilities for non-cancelable operating leases primarily for real estate and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. The Company recognized operating lease expense of $349 million and $429 million during the years ended December 31, 2023 and 2022, respectively.

The Company considers the existence of options to extend or terminate leases in its analysis of the lease term for the purposes of measuring its ROU assets and lease liabilities. The renewal options are not included in the measurement of the ROU assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods.

The following table sets forth the ROU assets and lease liabilities ($ in millions):

	December 31, 2023	December 31, 2022
Assets
ROU assets (recorded within other long-term assets)	$396	$2,554

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$168	$180
Long-term (recorded within other long-term liabilities)	880	3,133
Total lease liabilities	$1,048	$3,313

The decrease in ROU assets and lease liabilities in 2023 was primarily driven by divestiture related activity as discussed in Note 3. Acquisitions and Divestitures. Specifically, as of December 31, 2023, Circle Health was considered held for sale and accordingly the associated ROU assets of $2,113 million and lease liabilities of $2,197 million were reclassified to other current assets and accounts payable and accrued expenses, respectively, in the Consolidated Balance Sheets.

Cash paid for amounts included in the measurement of lease liabilities, recorded as operating cash flows in the Consolidated Statements of Cash Flows, was $378 million and $440 million during the years ended December 31, 2023 and 2022, respectively. New operating leases commenced resulting in the recognition of ROU assets and lease liabilities of $40 million and $60 million during the years ended December 31, 2023 and 2022, respectively. In connection with the acquisition of Magellan in January 2022, the Company acquired $30 million of ROU assets and lease liabilities. As of December 31, 2023, the Company had additional operating leases that have not yet commenced of $1 million. These operating leases will commence in 2024 with lease terms of approximately five years.

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

As a result of the ongoing real estate optimization initiative, the Company recognized $40 million and $577 million of ROU asset impairments for the years ended December 31, 2023 and 2022, respectively. The remainder of the $97 million and $1,627 million real estate optimization impairment charges for the years ended December 31, 2023 and 2022, respectively, was related to Property, Software and Equipment, refer to Note 6. Property, Software and Equipment.

As of December 31, 2023, the weighted average remaining lease term for the Company was 20.5 years. The average remaining lease term of the Circle Health portfolio is 26.3 years. Excluding Circle Health, the average remaining lease term of the Company's portfolio is 8.1 years. The lease liabilities as of December 31, 2023, reflect a weighted average discount rate of 5.8%, or 3.3% excluding Circle Health.

Lease payments over the next five years and thereafter are as follows ($ in millions):

Lease Payments
2024	$198
2025	174
2026	148
2027	132
2028	112
Thereafter	434
Total lease payments	1,198
Less: imputed interest	(150)
Total lease liabilities	$1,048

12. Stockholders' Equity

The Company's Board of Directors has authorized a stock repurchase program of the Company's common stock from time to time on the open market or through privately negotiated transactions. In 2023, the Company's Board of Directors authorized an increase under the program of $4,000 million. With these increases, the Company is authorized to repurchase up to $10,000 million, inclusive of past authorizations. As of December 31, 2023, the Company had a remaining amount of $5,229 million available under the Company's stock repurchase program. No duration has been placed on the repurchase program. The Company reserves the right to discontinue the repurchase program at any time.

Share repurchases in 2023, 2022 and 2021 were primarily funded through divestiture proceeds and free cash flow generated from operations. The following represents the Company's share repurchase activity ($ in millions, shares in thousands):

	Year Ended December 31,
	2023		2022 (2)		2021
	Shares	Cost	Shares	Cost	Shares	Cost
Share buybacks	22,886	$1,577	35,655	$2,994	2,402	$200
Income tax withholding	828	56	1,213	102	1,379	97
Total share repurchases (1)	23,714	$1,633	36,868	$3,096	3,781	$297

(1)	Excludes share repurchase excise tax of $10 million accrued as of December 31, 2023.
(2)
Includes 11.6 million shares delivered as part of an accelerated share repurchase (ASR) agreement with a $1,000 million notional amount. The Company purchased additional shares throughout the year through open market repurchases, including repurchase plans designed to comply with Rule 10b5-1.

Shares repurchased for income tax withholding are shares withheld in connection with employee stock plans to meet applicable tax withholding requirements. These shares are typically included in the Company's treasury stock, except for the vesting of certain shares assumed in connection with the WellCare acquisition in 2021, which were withheld rather than repurchased. Although these shares are not issued, they are treated as common stock repurchases as they reduce the number of shares that would have been issued upon vesting. Shares withheld were 326 thousand shares at an aggregate cost of $19 million for the year ended December 31, 2021. No shares were withheld under this method in 2022 or 2023.

13. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene's regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval. At December 31, 2023 and 2022, Centene's subsidiaries had aggregate statutory capital and surplus of $18,117 million and $16,436 million, respectively, compared with the required minimum aggregate statutory capital and surplus of $8,267 million and $7,979 million, respectively. As of December 31, 2023, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to the Company was $8,267 million in the aggregate.

14. Income Taxes

The consolidated income tax expense consists of the following ($ in millions):

	Year Ended December 31,
	2023	2022	2021
Current provision
Federal	$833	$1,144	$507
State and local	132	261	114
International	1	4	7
Total current provision	966	1,409	628
Deferred provision	(67)	(649)	(151)
Total income tax expense	$899	$760	$477

The reconciliation of the tax provision at the U.S. federal statutory rate to income tax expense is as follows ($ in millions):

	Year Ended December 31,
	2023	2022	2021
Earnings before income tax expense	$3,598	$1,962	$1,813
Loss (earnings) attributable to flow through noncontrolling interest	3	(6)	2
Earnings less noncontrolling interest before income tax expense	3,601	1,956	1,815

Tax provision at the U.S. federal statutory rate	756	411	381
State income taxes, net of federal income tax benefit	75	50	63
Nondeductible compensation	38	49	40
Nondeductible PBM legal settlement	—	(5)	78
Nontaxable divestiture (gains) losses	(4)	111	(95)
Deferred taxes for investments in subsidiaries	3	84	—
Excess tax benefit on stock awards	(59)	(13)	(3)
Valuation allowance	26	(17)	29
Nondeductible goodwill	77	69	—
Other, net	(13)	21	(16)
Income tax expense	$899	$760	$477

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below ($ in millions):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Medical claims liability	$217	$132
Nondeductible liabilities	111	202
Net operating loss and tax credit carryforwards	71	341
Compensation accruals	113	96
Premium and trade receivables	94	91
Operating lease liability	269	397
Unrealized loss	179	320
Software development costs	193	209
Other	92	85
Deferred tax assets	1,339	1,873
Valuation allowance	(82)	(205)
Net deferred tax assets	$1,257	$1,668

Deferred tax liabilities:
Goodwill and intangible assets	$1,603	$1,724
Fixed assets	127	111
Right-of-use asset	98	285
Other	70	163
Deferred tax liabilities	1,898	2,283
Net deferred tax liabilities	$(641)	$(615)

The decrease to the unrealized loss deferred tax asset reflects the change in the fair market value of the Company's investment portfolio. Decreases to deferred taxes for net operating losses, operating lease liabilities and right of use assets are primarily related to balances associated with Circle Health that are included with held for sale assets and liabilities as of December 31, 2023.

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal and state net operating loss, federal and state capital loss and tax credit carryforwards. The decrease to the valuation allowance is primarily related to balances associated with Circle Health that are included with held for sale assets and liabilities as of December 31, 2023.

Federal net operating loss and credit carryforwards of $13 million expire beginning in 2024 through 2043. State net operating loss and tax credit carryforwards of $41 million expire beginning in 2024 through 2043, while the remaining $15 million have indefinite carryforward periods.

The Company maintains a reserve for uncertain tax positions that may be challenged by a tax authority. A rollforward of the beginning and ending amount of uncertain tax positions, exclusive of related interest and penalties, is as follows ($ in millions):

	Year Ended December 31,
	2023	2022
Gross unrecognized tax benefits, January 1	$410	$355
Gross increases:
Current year tax positions	19	52
Acquired reserves	—	7
Prior year tax positions	29	20
Gross decreases:
Settlements	(2)	(17)
Prior year tax positions	(10)	(3)
Statute of limitation lapses	(7)	(4)
Gross unrecognized tax benefits, December 31	$439	$410

As of December 31, 2023, $314 million of unrecognized tax benefits would impact the Company's effective tax rate in future periods, if recognized.

The table above excludes interest and penalties, net of related tax benefits, which are treated as income tax expense (benefit) under the Company's accounting policy. The Company recognized net interest expense and penalties related to uncertain positions of $18 million and $23 million for the years ended December 31, 2023 and 2022, respectively. The Company had $84 million and $66 million of accrued interest and penalties for uncertain tax positions as of December 31, 2023 and 2022, respectively.

The Company files federal tax returns as well as returns for numerous state and international tax jurisdictions and is engaged in multiple audit proceedings for its state and foreign filings. Generally, no further state or foreign audit activity is expected for years prior to 2015. As of December 31, 2023, the Company's tax returns are under federal examination for the tax years 2014 through 2017, only with respect to Internal Revenue Service (IRS) proposed adjustments relating to the Company's claims to the Domestic Production Activities Deduction for these years. The Company has appealed the IRS adjustments and the appeals process is expected to be completed within the next 12 months. The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease by approximately $124 million within the next 12 months if the Company reaches a satisfactory agreement with the IRS during the appeals process and an additional $2 million decrease as a result of the expiration of statutes of limitations and projected audit settlements in certain jurisdictions.

15. Stock Incentive Plans

The Company's stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. However, an immaterial amount of options were granted, exercised or outstanding in 2023. The plans have 13 million shares available for future awards.

Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to three years for restricted stock or restricted stock unit awards. Vesting is accelerated by one year for individuals who qualify under the Company's retirement eligible provisions. Certain restricted stock unit awards contain performance-based or market-based provisions as well as service-based provisions. The fair value of restricted stock and restricted stock units with only service-based or performance-based provisions is determined using the previous day's market close price at the time of grant. The fair value of restricted stock units with market-based provisions is determined using a Monte Carlo simulation model. The fair value of stock options is determined based on the Black-Scholes option-pricing model. Forfeitures for all stock awards are recognized as they occur. The total compensation cost that has been charged against income for the stock incentive plans was $216 million, $234 million and $203 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total income tax benefit recognized in the Statements of Operations for stock-based compensation arrangements was $101 million, $48 million and $35 million for the years ended December 31, 2023, 2022 and 2021, respectively.

A summary of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2023, and changes during the year ended December 31, 2023, is presented below (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance, December 31, 2022	6,573	$74.20
Granted	4,252	63.40
Vested	(2,741)	72.37
Forfeited	(622)	71.24
Non-vested balance, December 31, 2023	7,462	$68.96

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2023, 2022 and 2021, was $185 million, $298 million and $264 million, respectively.

As of December 31, 2023, there was $243 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 1.8 years.

The Company maintains an employee stock purchase plan and issued 607 thousand shares, 449 thousand shares and 516 thousand shares in 2023, 2022 and 2021, respectively.

16. Retirement Plan

Centene has a defined contribution plan which covers substantially all team members who are at least 21 years of age. Under the plan, eligible team members may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee's contribution. Company expense related to matching contributions to the plan was $131 million, $133 million and $105 million during the years ended December 31, 2023, 2022 and 2021, respectively.

17. Contingencies
Overview

The Company is routinely subjected to legal and regulatory proceedings in the normal course of business. These matters can include, without limitation:

•periodic compliance and other reviews and investigations by various federal and state regulatory agencies with respect to requirements applicable to the Company's business, including, without limitation, those related to payment of out-of-network claims, compliance with CMS Medicare and Marketplace regulations, including risk adjustment and broker compensation, compliance with the False Claims Act, the calculation of minimum MLR and rebates related thereto, submissions to state agencies related to payments or state false claims acts, pre-authorization penalties, timely review of grievances and appeals, timely and accurate payment of claims, cybersecurity issues, including those related to the Company's or the Company's third-party vendors' information systems, and the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and other federal and state fraud, waste and abuse laws;
•litigation arising out of general business activities, such as tax matters, disputes related to healthcare benefits coverage or reimbursement, putative securities class actions, and medical malpractice, privacy, real estate, intellectual property, vendor disputes and employment-related claims; and
•disputes regarding reinsurance arrangements, claims arising out of the acquisition or divestiture of various assets, class actions, and claims relating to the performance of contractual and non-contractual obligations to providers, members, employer groups, vendors and others, including, but not limited to, the alleged failure to properly pay claims and challenges to the manner in which the Company processes claims, claims related to network adequacy and claims alleging that the Company has engaged in unfair business practices.

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

The Company has reached no-fault settlement agreements related to services previously provided by Envolve with the vast majority of states impacted. Such agreements have provided for payment amounts consistent with the initial reserve estimate established in the second quarter of 2021 related to this issue. Additional claims, reviews, or investigations relating to the Company's historical PBM business across products may be brought by other states, the federal government, or shareholder litigants, and there is no guarantee the Company will have the ability to settle such claims with other states within the reserve estimate the Company has recorded and on other acceptable terms, or at all. This matter is subject to many uncertainties, and an adverse outcome in this matter could have an adverse impact on the Company's financial condition, results of operations, and cash flows.

18. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Year Ended December 31,
	2023	2022	2021

Earnings attributable to Centene Corporation	$2,702	$1,202	$1,347

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	543,319	575,191	582,832
Common stock equivalents (as determined by applying the treasury stock method)	2,385	6,849	7,684
Weighted average number of common shares and potential dilutive common shares outstanding	545,704	582,040	590,516

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$4.97	$2.09	$2.31
Diluted earnings per common share	$4.95	$2.07	$2.28

The calculation of diluted earnings per common share for 2023, 2022 and 2021 excludes the impact of 376 thousand shares, 187 thousand shares and 44 thousand shares, respectively, related to anti-dilutive stock options and restricted stock units.

19. Segment Information

In the first quarter of 2023, and in conjunction with the Company's updated strategic plan, executive leadership realignment and corresponding 2023 divestitures, the Company revised the way it manages the business, evaluates performance and allocates resources, resulting in an updated segment structure comprised of (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. Prior year information has been adjusted to reflect the change in segment reporting.

The Medicaid, Medicare and Commercial segments represent the government-sponsored or subsidized programs under which the Company offers managed healthcare services. The Other segment includes the Company's pharmacy operations, Envolve Benefit Options' vision and dental services, clinical healthcare, behavioral health, international operations and corporate management company, among others.

Factors used in determining the reportable business segments include the nature of operating activities, the existence of separate senior management teams and the type of information presented to the Company's chief operating decision-maker to evaluate all results of operations. The Company does not report total assets by segment since this is not a metric used to allocate resources or evaluate segment performance.

Segment information for the year ended December 31, 2023, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$86,853	$22,261	$24,843	$1,679	$135,636
Service	2	—	2	4,455	4,459
Premium and service revenues	86,855	22,261	24,845	6,134	140,095
Premium tax	13,904	—	—	—	13,904
Total external revenues	100,759	22,261	24,845	6,134	153,999
Internal revenues	—	—	—	16,735	16,735
Eliminations	—	—	—	(16,735)	(16,735)
Total revenues	$100,759	$22,261	$24,845	$6,134	$153,999

Medical costs	$78,210	$19,394	$19,816	$1,474	$118,894

Cost of services	$4	$—	$—	$3,560	$3,564

Gross margin (1)	$8,641	$2,867	$5,029	$1,100	$17,637

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the year ended December 31, 2022, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$84,084	$22,484	$17,377	$3,186	$127,131
Service	(1)	—	3	8,346	8,348
Premium and service revenues	84,083	22,484	17,380	11,532	135,479
Premium tax	9,068	—	—	—	9,068
Total external revenues	93,151	22,484	17,380	11,532	144,547
Internal revenues	—	—	—	25,191	25,191
Eliminations	—	—	—	(25,191)	(25,191)
Total revenues	$93,151	$22,484	$17,380	$11,532	$144,547

Medical costs	$75,298	$19,372	$14,092	$2,767	$111,529

Cost of services	$—	$—	$—	$7,032	$7,032

Gross margin (1)	$8,785	$3,112	$3,288	$1,733	$16,918

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.
Segment information for the year ended December 31, 2021, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$76,127	$17,512	$16,953	$1,727	$112,319
Service	13	—	3	5,648	5,664
Premium and service revenues	76,140	17,512	16,956	7,375	117,983
Premium tax	7,999	—	—	—	7,999
Total external revenues	84,139	17,512	16,956	7,375	125,982
Internal revenues	—	—	—	23,654	23,654
Eliminations	—	—	—	(23,654)	(23,654)
Total revenues	$84,139	$17,512	$16,956	$7,375	$125,982

Medical costs	$67,104	$15,246	$14,689	$1,563	$98,602

Cost of services	$—	$—	$—	$4,894	$4,894

Gross margin (1)	$9,036	$2,266	$2,267	$918	$14,487

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

20. Condensed Financial Information of Registrant

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In millions, except shares in thousands and per share data in dollars)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7	$12
Other current assets	7	6
Total current assets	14	18
Long-term investments	264	66
Investment in subsidiaries	43,853	42,306
Other long-term assets	186	422
Total assets	$44,317	$42,812
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Current liabilities	$417	$534
Current portion of long-term debt	110	69
Total current liabilities	527	603
Long-term debt	17,708	17,699
Other long-term liabilities	126	273
Total liabilities	18,361	18,575
Commitments and contingencies
Redeemable noncontrolling interest	19	56
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 615,291 issued and 534,484 outstanding at December 31, 2023, and 607,847 issued and 550,754 outstanding at December 31, 2022	1	1
Additional paid-in capital	20,304	20,060
Accumulated other comprehensive (loss)	(652)	(1,132)
Retained earnings	12,043	9,341
Treasury stock, at cost (80,807 and 57,093 shares, respectively)	(5,856)	(4,213)
Total Centene stockholders' equity	25,840	24,057
Nonredeemable noncontrolling interest	97	124
Total stockholders' equity	25,937	24,181
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$44,317	$42,812

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In millions, except per share data in dollars)

	Year Ended December 31,
	2023	2022	2021
Expenses:
Selling, general and administrative expenses	$14	$21	$9
Legal settlement	—	33	1,116
Other income (expense):
Investment and other income	(47)	55	38
Gain on divestiture	108	13	118
Debt extinguishment	—	14	(125)
Interest expense	(710)	(643)	(641)
(Loss) before income taxes	(663)	(615)	(1,735)
Income tax (benefit)	(118)	(208)	(308)
Net (loss) before equity in subsidiaries	(545)	(407)	(1,427)
Equity in earnings from subsidiaries	3,244	1,609	2,763
Net earnings	2,699	1,202	1,336
Loss attributable to noncontrolling interests	3	—	11
Net earnings attributable to Centene Corporation	$2,702	$1,202	$1,347

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$4.97	$2.09	$2.31
Diluted earnings per common share	$4.95	$2.07	$2.28

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Dividends from subsidiaries, return on investment	$2,823	$1,706	$2,194
Payments for legal settlement	(326)	(282)	(298)
Other operating activities, net	(334)	(450)	(582)
Net cash provided by operating activities	2,163	974	1,314
Cash flows from investing activities:
Capital contributions to subsidiaries	(443)	(880)	(1,217)
Purchases of investments	(202)	(2)	(723)
Sales and maturities of investments	—	—	66
Dividends from subsidiaries, return of investment	85	10	241
Investments in acquisitions	—	(2,431)	(151)
Proceeds from divestitures	325	—	130
Intercompany activities	(357)	5,785	(1,709)
Other investing activities, net	—	3	—
Net cash (used in) provided by investing activities	(592)	2,485	(3,363)
Cash flows from financing activities:
Proceeds from common stock issuances	44	70	35
Proceeds from long-term debt	2,305	75	9,066
Payments and repurchases of long-term debt	(2,290)	(491)	(7,207)
Common stock repurchases	(1,633)	(3,096)	(297)
Payments for debt extinguishment	—	(14)	(157)
Debt issuance costs	—	—	(72)
Other financing activities, net	(2)	—	22
Net cash (used in) provided by financing activities	(1,576)	(3,456)	1,390
Net increase (decrease) in cash and cash equivalents	(5)	3	(659)
Cash and cash equivalents, beginning of period	12	9	668
Cash and cash equivalents, end of period	$7	$12	$9

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

The parent company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. The parent company's share of net income of its unconsolidated subsidiaries is included in income using the equity method of accounting. Certain unrestricted subsidiaries receive monthly management fees from the Company's restricted subsidiaries. The management and service fees received by its unrestricted subsidiaries are associated with all of the functions required to manage the restricted subsidiaries including, but not limited to, salaries and wages for personnel, rent, utilities, population health management, provider contracting, compliance, member services, claims processing, information technology, cash management, finance and accounting and other services. Beginning in 2023, the management fees are based on a cost basis reimbursement.

Due to the Company's centralized cash management function, cash flows generated by its unrestricted subsidiaries are utilized by the parent company to the extent required, primarily to repay borrowings on the parent company's credit facilities, repurchase the parent company's common stock, make acquisitions, fund capital contributions to subsidiaries and fund its operations.

Certain amounts presented in the parent company only financial statements are eliminated in the consolidated financial statements of Centene Corporation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2023. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Centene Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Centene Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

St. Louis, Missouri
February 20, 2024

Item 9B. Other Information

(a) On February 16, 2024, David P. Thomas, and on February 20, 2024, Christopher A. Koster each entered into the Restrictive Covenant Agreement (the Agreement) pursuant to which they each became eligible for benefits under the Centene Corporation Executive Severance and Change in Control Plan (the Plan), as described below. Our remaining named executive officers have previously executed employment agreements (see Item 15. Exhibit Index for additional details).

Centene Corporation Restrictive Covenant Agreement pursuant to the Executive Severance and Change in Control Plan

Under the Agreement, Mr. Koster and Mr. Thomas have each agreed to a non-competition covenant during their respective employment and for 12 months after termination of employment, provided that the termination of employment is not due to a Change in Control Termination (as defined below). Mr. Koster and Mr. Thomas have also agreed to a covenant not to solicit employees or customers during employment and for 12 months after termination of employment for any reason under the Plan. Under the Agreement, Mr. Koster and Mr. Thomas have each waived all rights and benefits pursuant to their prior Executive Severance and Change in Control Agreements, and such agreements were terminated.

Centene Corporation Executive Severance and Change in Control Plan

The purpose of the Plan is to provide benefits to eligible employees of the Company and its United States based subsidiaries, including Mr. Koster and Mr. Thomas, who become unemployed as a result of a Qualifying Termination (as defined below). In order to participate in the Plan, an employee must fulfill certain requirements, including current full-time employment at the level of Senior Vice President or above (or be otherwise designated by the Company as a participant in the Plan) at an entity eligible to participate in the Plan; becoming party to a restrictive covenant agreement (which includes the Agreement described here); not being party to an employment agreement or other agreement with the Company that provides for severance payments (or waiving such rights within 120 days following the effective date of the Plan); and experiencing a Qualifying Termination.

A termination of employment is a "Qualifying Termination" under the Plan only if certain requirements are met, including that the termination occurs as a result of a reduction in force or corporate restructuring, the employee is terminated without cause (other than due to death or disability) or, only at or after a Change in Control, the employee terminates his or her employment for "good reason" as defined in the Plan. The employee must also execute a general release of claims against the Company, among other requirements.

Under the Plan, if Mr. Koster or Mr. Thomas undergoes a Qualifying Termination that is not a Change in Control Termination, he will receive the following payable in a lump sum: (i) one times his base salary plus prorated target bonus; (ii) the Company portion of COBRA premiums for medical and dental benefits for 12 months; (iii) outstanding equity awards will continue to vest and stock option and stock appreciation rights will continue to be exercisable (if not expired by their terms) for 12 months, with performance based restricted stock units vesting based on actual performance and settled at the same time as the other Company officers generally and with any cash long-term incentive plan awards vesting pro rata based on actual performance; and (iv) outplacement assistance for six months following the Qualifying Termination.

If Mr. Koster or Mr. Thomas undergoes a Qualifying Termination within 24 months after a Change in Control (or during the six months prior to a Change in Control, if requested by a third party participating in or causing the Change in Control) (a Change in Control Termination), he will receive the following payable in a lump sum: (i) two times his base salary plus two times his Average Bonus (as defined in the Plan); (ii) the Company portion of COBRA premiums for medical and dental benefits for 18 months; (iii) outstanding equity awards or cash long-term incentive awards will fully vest and become exercisable as of the date of the Change in Control Termination, and stock option and stock appreciation rights will continue to be exercisable until the earlier to occur of 12 months after the Change in Control Termination or the expiration date of the award, with any applicable performance goals deemed achieved at the greater of target and actual performance prior to the Change in Control; and (iv) outplacement assistance for 6 months following the Qualifying Termination.

This summary is qualified in its entirety by reference to the copy of the Plan attached hereto as Exhibit 10.9 and the Agreement attached hereto as Exhibit 10.31, which are incorporated herein by reference.

(b) During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2024 annual meeting of stockholders under "Proposal One: Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

(b) Information about our Executive Officers

Pursuant to General Instruction G(3) to Form 10-K and the Instruction to Item 401 of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."

Information concerning our executive officers' compliance with Section 16(a) of the Exchange Act will appear in our Proxy Statement for our 2024 annual meeting of stockholders under "Delinquent Section 16(a) Reports," if applicable.

(c) Corporate Governance

Information concerning certain corporate governance matters, including information concerning our audit committee financial expert and identification of our Audit and Compliance Committee, and our code of ethics will appear in our Proxy Statement for our 2024 annual meeting of stockholders under "Corporate Governance." These portions of our Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2024 Annual Meeting of Stockholders under "Executive Compensation." Information concerning Compensation and Talent Committee interlocks and insider participation will appear in the Proxy Statement for our 2024 Annual Meeting of Stockholders under "Compensation & Talent Committee Interlocks and Insider Participation." These portions of the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2024 annual meeting of stockholders under "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information." These portions of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence, certain relationships and related transactions will appear in our Proxy Statement for our 2024 annual meeting of stockholders under "Corporate Governance," "Independence of Directors" and "Related Party Transactions." These portions of our Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, St. Louis, MO. The Auditor Firm ID is 185.

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2024 annual meeting of stockholders under "Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm." This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Financial Statements and Schedules

The following documents are filed under Item 8 of this report:

1.    Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Earnings (Loss) for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements

2.    Financial Statement Schedules:

None.

3.    The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

EXHIBIT INDEX

				INCORPORATED BY REFERENCE
EXHIBIT NUMBER		DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
3.1		Amended and Restated Certificate of Incorporation of Centene Corporation, dated September 27, 2022		8-K	September 30, 2022	3.1

3.2		Amended and Restated By-laws of Centene Corporation, dated December 8, 2023		8-K	December 13, 2023	3.1

4.1		Description of Securities of the Company	X

4.2		Indenture, dated as of December 6, 2019, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 4.25% Senior Notes due 2027 (including the Form of Global Note attached thereto)		8-K	December 6, 2019	4.2

4.3		Indenture, dated as of December 6, 2019, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 4.625% Senior Notes due 2029 (including the Form of Global Note attached thereto)		8-K	December 6, 2019	4.3

4.4		Indenture, dated as of February 13, 2020, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 3.375% Senior Notes due 2030 (including the Form of Global Note attached thereto)		8-K	February 13, 2020	4.1

4.5		Base Indenture, dated as of October 7, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	October 7, 2020	4.1

4.6		First Supplemental Indenture, dated as of October 7, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	October 7, 2020	4.2

4.7		Second Supplemental Indenture, dated as of February 17, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	February 17, 2021	4.2

4.8		Third Supplemental Indenture, dated as of July 1, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	July 1, 2021	4.2

4.9		Fourth Supplemental Indenture, dated as of August 12, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	August 12, 2021	4.4

10.1	*	2002 Employee Stock Purchase Plan, As Amended and Restated		10-Q	July 23, 2019	10.1

10.2	*	Amendment No.1 to the 2002 Employee Stock Purchase Plan, As Amended and Restated		S-8	May 22, 2020	4.2

10.3	*	Centene Corporation 2012 Stock Incentive Plan, as amended		8-K	April 30, 2021	10.1

10.4	*	Amended and Restated Non-Employee Directors Deferred Stock Compensation Plan		10-Q	July 28, 2015	10.1

10.5	*	Amended and Restated Voluntary Nonqualified Deferred Compensation Plan	X

10.6	*	Centene Corporation 2007 Long-Term Incentive Plan, as Amended		10-K	February 22, 2021	10.6

10.7	*	Centene Corporation Short-Term Executive Compensation Plan		10-K	February 22, 2011	10.12

10.8	*	Form of Executive Severance and Change in Control Agreement		10-Q	October 28, 2008	10.3

10.8a	*	Amendment No. 1 of Form of Executive Severance and Change in Control Agreement		10-Q	October 23, 2012	10.3

10.8b	*	Amendment No. 2 of Form of Executive Severance and Change in Control Agreement		10-Q	April 28, 2015	10.1

10.9	*	Executive Severance and Change in Control Plan	X

10.10	*	Form of Non-statutory Stock Option Agreement (Employees) #1		10-K	February 22, 2021	10.11

10.11	*	Form of Non-statutory Stock Option Agreement (Employees) #2		10-K	February 22, 2022	10.12

10.12	*	Form of Non-statutory Stock Option Agreement (Directors)		10-K	February 21, 2023	10.13

10.13	*	Form of Restricted Stock Agreement (Directors) #1		10-K	February 21, 2023	10.14

10.14	*	Form of Restricted Stock Agreement (Directors) #2		10-Q	July 28, 2023	10.1

10.15	*	Form of Restricted Stock Unit Agreement #1		10-K	February 21, 2017	10.20

10.16	*	Form of Restricted Stock Unit Agreement #2		8-K	December 21, 2020	10.1

10.17	*	Form of Restricted Stock Unit Agreement #3		10-Q	April 25, 2023	10.1

10.18	*	Form of Restricted Stock Unit Agreement #4		10-Q	April 25, 2023	10.2

10.19	*	Form of Performance Based Restricted Stock Unit Agreement #1		10-K	February 21, 2017	10.23

10.20	*	Form of Performance Based Restricted Stock Unit Agreement #2		8-K	December 21, 2020	10.2

10.21	*	Form of Performance Based Restricted Stock Unit Agreement #3		10-Q	April 25, 2023	10.3

10.22	*	Form of Long-Term Incentive Plan Agreement		8-K	December 21, 2020	10.3
10.23		Fourth Amended and Restated Credit Agreement, dated as of August 16, 2021, among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other parties thereto		8-K	August 18, 2021	1.1

10.23a		First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of May 31, 2023, by and among Centene Corporation, the several banks and other financial institutions party thereto, and Wells Fargo Bank, National Association, as the administrative agent.		8-K	June 6, 2023	10.1

10.24	*	Executive Employment Agreement between Centene Corporation and Sarah M. London, dated April 27, 2022		10-Q	July 26, 2022	10.1

10.24a	*	Amendment of Executive Employment Agreement between Centene Corporation and Sarah M. London, dated February 20, 2023		10-K	February 21, 2023	10.22a

10.25	*	Executive Employment Agreement between Centene Corporation and Andrew Asher, dated April 28, 2022		10-Q	July 26, 2022	10.3

10.25a	*	Amendment of Executive Employment Agreement between Centene Corporation and Andrew Asher, dated February 20, 2023		10-K	February 21, 2023	10.23a

10.26	*	Executive Employment Agreement between Centene Corporation and Kenneth Fasola, dated February 20, 2023		10-K	February 21, 2023	10.24

10.27	*	Executive Employment Agreement between Centene Corporation and James E. Murray, dated February 20, 2023		10-K	February 21, 2023	10.25

10.28	*	Executive Employment Agreement between Centene Corporation and Brent Layton, dated April 27, 2022		10-Q	July 26, 2022	10.2

10.28a	*	Amendment of Executive Employment Agreement between Centene Corporation and Brent Layton dated December 13, 2022		8-K	December 14, 2022	10.1

10.29	*	Transition Services Agreement between Centene Corporation and Kenneth Burdick, dated February 21, 2020		10-K	February 22, 2021	10.25

10.30	*	Executive Officer Cash Severance Policy		10-K	February 21, 2023	10.31

10.31	*	Executive Restricted Covenant Agreement	X

21		List of subsidiaries	X

23
Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-8 (File Numbers 333-261993, 333-255735, 333-238597, 333-236036, 333-217634, 333-210376, 333-197737, 333-180976, and 333-90976)
			X

31.1		Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	X

31.2		Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	X

32.1	#	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)	X

32.2	#	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)	X

97		Centene Corporation Clawback Policy	X

101
The following materials from the Centene Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Earnings (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.
			X

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* Indicates a management contract or compensatory plan or arrangement.
# This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 20, 2024.

CENTENE CORPORATION

By:	/s/ SARAH M. LONDON
Sarah M. London Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 20, 2024.

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