Form 10-Q
period 2024-03-31
CENTENE CORP
filed 2024-04-26
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 24, 2024, the registrant had 533,656 thousand shares of common stock outstanding.

CENTENE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. Without limiting the foregoing, forward-looking statements often use words such as "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "target," "goal," "may," "will," "would," "could," "should," "can," "continue," and other similar words or expressions (and the negative thereof). Centene Corporation and its subsidiaries (Centene, the Company, our or we) intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. In particular, these statements include, without limitation, statements about our future operating or financial performance, market opportunity, competition, expected contract start dates and terms, expected activities in connection with completed and future acquisitions and dispositions, our investments, and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Part II, Item 1. "Legal Proceedings," and Part II, Item 1A. "Risk Factors."

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
•impairments to real estate, investments, goodwill and intangible assets;
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
•changes in expected contract start dates and terms;
•changes in provider, broker, vendor, state, federal, foreign, and other contracts and delays in the timing of regulatory approval of contracts, including due to protests;
•the expiration, suspension, or termination of our contracts with federal or state governments (including, but not limited to, Medicaid, Medicare or other customers);
•the difficulty of predicting the timing or outcome of legal or regulatory audits, investigations, proceedings or matters including, but not limited to, our ability to resolve claims and/or allegations made by states with regard to past practices on acceptable terms, or at all, or whether additional claims, reviews or investigations will be brought by states, the federal government or shareholder litigants, or government investigations;
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

The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended March 31,
	2024	2023

GAAP net earnings attributable to Centene	$1,163	$1,130
Amortization of acquired intangible assets	173	183
Acquisition and divestiture related expenses	61	23
Other adjustments (1)	(99)	(53)
Income tax effects of adjustments (2)	(81)	(114)
Adjusted net earnings	$1,217	$1,169

GAAP diluted earnings per share (EPS) attributable to Centene	$2.16	$2.04
Amortization of acquired intangible assets	0.32	0.33
Acquisition and divestiture related expenses	0.11	0.04
Other adjustments (1)	(0.18)	(0.09)
Income tax effects of adjustments (2)	(0.15)	(0.21)
Adjusted diluted EPS	$2.26	$2.11
(1) Other adjustments include the following pre-tax items:
2024:
(a) Net gain on the previously reported divestiture of Magellan Specialty Health due to the achievement of contingent consideration of $81 million, or $0.15 per share ($0.11 after-tax), net gain on the sale of property, subject to closing costs, of $24 million, or $0.04 per share ($0.03 after-tax), Health Net Federal Services asset impairment due to the 2024 final ruling on the TRICARE Managed Care Support Contracts of $14 million, or $0.03 per share ($0.02 after-tax), gain on the previously reported divestiture of Circle Health Group (Circle Health) of $10 million, or $0.02 per share ($0.10 after-tax), severance costs due to a restructuring of $9 million, or $0.01 per share ($0.01 after-tax) and gain on the previously reported divestiture of HealthSmart due to the finalization of working capital adjustments of $7 million, or $0.01 per share ($0.01 after-tax).

2023:
(a) Magellan Specialty Health divestiture gain of $79 million, or $0.14 per share ($0.12 after-tax) and real estate impairments of $26 million, or $0.05 per share ($0.04 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. The three months ended March 31, 2023, include a one-time income tax benefit of $69 million, or $0.13 per share, resulting from the distribution of long-term stock awards to the estate of the Company's former CEO.

	Three Months Ended March 31,
	2024	2023

GAAP selling, general and administrative expenses	$3,218	$3,011
Less:
Acquisition and divestiture related expenses	61	23
Restructuring costs	9	—
Real estate optimization	—	6
Adjusted selling, general and administrative expenses	$3,148	$2,982

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,585	$17,193
Premium and trade receivables	16,824	15,532
Short-term investments	2,082	2,459
Other current assets	1,957	5,572
Total current assets	38,448	40,756
Long-term investments	16,496	16,286
Restricted deposits	1,383	1,386
Property, software and equipment, net	1,988	2,019
Goodwill	17,558	17,558
Intangible assets, net	5,928	6,101
Other long-term assets	823	535
Total assets	$82,624	$84,641
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liability	$18,109	$18,000
Accounts payable and accrued expenses	12,130	16,420
Return of premium payable	1,751	1,462
Unearned revenue	681	715
Current portion of long-term debt	113	119
Total current liabilities	32,784	36,716
Long-term debt	17,887	17,710
Deferred tax liability	734	641
Other long-term liabilities	4,155	3,618
Total liabilities	55,560	58,685
Commitments and contingencies
Redeemable noncontrolling interests	16	19
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 619,173 issued and 536,383 outstanding at March 31, 2024, and 615,291 issued and 534,484 outstanding at December 31, 2023	1	1
Additional paid-in capital	20,388	20,304
Accumulated other comprehensive (loss)	(630)	(652)
Retained earnings	13,206	12,043
Treasury stock, at cost (82,790 and 80,807 shares, respectively)	(6,007)	(5,856)
Total Centene stockholders' equity	26,958	25,840
Nonredeemable noncontrolling interest	90	97
Total stockholders' equity	27,048	25,937
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$82,624	$84,641
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Premium	$35,529	$33,825
Service	808	1,127
Premium and service revenues	36,337	34,952
Premium tax	4,070	3,937
Total revenues	40,407	38,889
Expenses:
Medical costs	30,932	29,434
Cost of services	669	870
Selling, general and administrative expenses	3,218	3,011
Depreciation expense	135	142
Amortization of acquired intangible assets	173	183
Premium tax expense	4,161	4,011
Impairment	13	20
Total operating expenses	39,301	37,671
Earnings from operations	1,106	1,218
Other income (expense):
Investment and other income	545	353
Interest expense	(178)	(180)
Earnings before income tax	1,473	1,391
Income tax expense	315	261
Net earnings	1,158	1,130
Loss attributable to noncontrolling interests	5	—
Net earnings attributable to Centene Corporation	$1,163	$1,130

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$2.17	$2.05
Diluted earnings per common share	$2.16	$2.04

Weighted average number of common shares outstanding:
Basic	535,109	550,779
Diluted	538,060	553,845

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions, unaudited)

	Three Months Ended March 31,
	2024	2023
Net earnings	$1,158	$1,130
Change in unrealized gain (loss) on investments	(81)	253
Change in unrealized gain (loss) on investments, tax effect	15	(61)
Change in unrealized gain (loss) on investments, net of tax	(66)	192
Reclassification adjustment, net of tax	88	2
Foreign currency translation adjustments, net of tax	—	23
Other comprehensive earnings	22	217
Comprehensive earnings	1,180	1,347
Comprehensive loss attributable to noncontrolling interests	5	—
Comprehensive earnings attributable to Centene Corporation	$1,185	$1,347

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

Three Months Ended March 31, 2024

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2023	615,291	$1	$20,304	$(652)	$12,043	80,807	$(5,856)	$97	$25,937
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	1,163	—	—	(4)	1,159
Other comprehensive earnings, net of $(12) tax	—	—	—	22	—	—	—	—	22
Common stock issued for employee benefit plans	3,882	—	14	—	—	—	—	—	14
Common stock repurchases	—	—	—	—	—	1,983	(151)	—	(151)
Stock compensation expense	—	—	70	—	—	—	—	—	70
Divestiture of non-controlling interest	—	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2024	619,173	$1	$20,388	$(630)	$13,206	82,790	$(6,007)	$90	$27,048

Three Months Ended March 31, 2023

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2022	607,847	$1	$20,060	$(1,132)	$9,341	57,093	$(4,213)	$124	$24,181
Comprehensive Earnings:
Net earnings	—	—	—	—	1,130	—	—	—	1,130
Other comprehensive earnings, net of $61 tax	—	—	—	217	—	—	—	—	217
Common stock issued for employee benefit plans	6,508	—	12	—	—	—	—	—	12
Common stock repurchases	—	—	—	—	—	5,548	(423)	—	(423)
Stock compensation expense	—	—	61	—	—	—	—	—	61
Purchase of redeemable noncontrolling interest	—	—	(12)	—	—	—	—	—	(12)
Balance, March 31, 2023	614,355	$1	$20,121	$(915)	$10,471	62,641	$(4,636)	$124	$25,166

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$1,158	$1,130
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities
Depreciation and amortization	308	325
Stock compensation expense	70	61
Impairment	13	20
Deferred income taxes	104	(159)
(Gain) loss on divestitures, net	(98)	(79)
Other adjustments, net	(2)	7
Changes in assets and liabilities
Premium and trade receivables	(1,211)	(1,938)
Other assets	(474)	(315)
Medical claims liabilities	108	759
Unearned revenue	(34)	1,919
Accounts payable and accrued expenses	(1,411)	1,548
Other long-term liabilities	1,013	970
Other operating activities, net	—	21
Net cash (used in) provided by operating activities	(456)	4,269
Cash flows from investing activities:
Capital expenditures	(151)	(225)
Purchases of investments	(1,317)	(1,619)
Sales and maturities of investments	1,441	1,148
Divestiture proceeds, net of divested cash	879	443
Net cash provided by (used in) investing activities	852	(253)
Cash flows from financing activities:
Proceeds from long-term debt	350	287
Payments and repurchases of long-term debt	(187)	—
Common stock repurchases	(151)	(423)
Proceeds from common stock issuances	14	12
Purchase of noncontrolling interest	—	(58)
Other financing activities, net	(3)	(1)
Net cash provided by (used in) financing activities	23	(183)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6	2
Net increase in cash, cash equivalents and restricted cash and cash equivalents	425	3,835
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	17,452	12,330
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$17,877	$16,165
Supplemental disclosures of cash flow information:
Interest paid	$155	$144
Income taxes paid	$13	$11

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	March 31,
	2024	2023
Cash and cash equivalents	$17,585	$15,853
Restricted cash and cash equivalents, included in restricted deposits	292	312
Total cash, cash equivalents and restricted cash and cash equivalents	$17,877	$16,165

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Operations

Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the December 31, 2023 audited financial statements have been omitted from these interim financial statements, where appropriate. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2023 amounts in the consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2024 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

Accounting Guidance Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision-maker and included within segment profit and loss. The new standard is effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the effect of the new disclosure requirements.

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

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require disclosure of material climate-related risks and material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and/or material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The disclosure requirements will begin phasing in for reports and registration statements including financial information with respect to annual periods beginning in 2025. In April 2024, the SEC voluntarily stayed the final rule pending the completion of judicial review by the Court of Appeals for the Eighth Circuit. The Company is monitoring the development of litigation related to the SEC's rule, and is currently evaluating the effect of the new disclosure requirements.

2. Acquisitions and Divestitures

Magellan Specialty Health Divestiture

During the first quarter of 2024, the Company recorded an additional gain on the previously reported divestiture of Magellan Specialty Health of $81 million for achievement of contingent consideration related to the sale, which is included in investment and other income in the Consolidated Statements of Operations.

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

In order to manage the foreign exchange risk on the sale price associated with the pending divestiture of Circle Health, in August 2023 the Company entered into a foreign currency swap agreement for a notional amount of $931 million, to sell £740 million. The swap agreement was formally designated and qualified as a cash flow hedge. The swap expired on the earlier of the divestiture closing date or March 28, 2024. The gain or loss due to changes in the fair value of the foreign currency swap was recorded in other comprehensive income until the Circle Health divestiture closed, at which time the gain or loss was recorded in earnings to the same line in the Consolidated Statement of Operations as the gain or loss on sale.

On January 12, 2024, the Company completed the divestiture for $931 million. Upon closing the divestiture, the Company settled the foreign currency swap and recorded a corresponding gain of $10 million, which includes the cumulative translation adjustment previously recorded in accumulated other comprehensive income in the Consolidated Balance Sheet. The gain is included in investment and other income in the Consolidated Statements of Operations. The Company realized a net tax benefit of approximately $45 million in the first quarter of 2024 on the loss recognized on the divestiture.

3. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	March 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$390	$—	$(8)	$382	$403	$—	$(8)	$395
Corporate securities	10,262	43	(476)	9,829	9,984	78	(461)	9,601
Restricted certificates of deposit	4	—	—	4	4	—	—	4
Restricted cash equivalents	292	—	—	292	259	—	—	259
Short-term time deposits	289	—	—	289	746	—	—	746
Municipal securities	4,182	13	(177)	4,018	4,135	21	(171)	3,985
Asset-backed securities	1,648	8	(31)	1,625	1,665	8	(35)	1,638
Residential mortgage-backed securities	1,511	2	(120)	1,393	1,503	7	(103)	1,407
Commercial mortgage-backed securities	1,167	4	(80)	1,091	1,149	5	(82)	1,072
Equity securities	16	—	—	16	17	—	—	17
Private equity investments	837	—	—	837	833	—	—	833
Life insurance contracts	185	—	—	185	174	—	—	174
Total	$20,783	$70	$(892)	$19,961	$20,872	$119	$(860)	$20,131

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. Private equity investments include direct investments in private equity securities as well as private equity funds. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with a focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of March 31, 2024, 99% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At March 31, 2024, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $161 million and $153 million at March 31, 2024 and December 31, 2023, respectively, and is included in other current assets in the Consolidated Balance Sheets.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 4 years at March 31, 2024.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	March 31, 2024				December 31, 2023
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$136	$(8)	$214	$—	$79	$(8)	$232
Corporate securities	(14)	1,462	(462)	6,031	(6)	658	(455)	6,260
Municipal securities	(9)	972	(168)	2,223	(4)	553	(167)	2,237
Asset-backed securities	(2)	411	(29)	479	(2)	197	(33)	855
Residential mortgage-backed securities	(6)	357	(114)	805	(2)	153	(101)	814
Commercial mortgage-backed securities	(3)	145	(77)	744	(2)	114	(80)	754
Short-term time deposits	—	3	—	—	—	31	—	—
Total	$(34)	$3,486	$(858)	$10,496	$(16)	$1,785	$(844)	$11,152

As of March 31, 2024, the gross unrealized losses were generated from 4,915 positions out of a total of 6,742 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	March 31, 2024				December 31, 2023
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,932	$1,906	$641	$639	$2,308	$2,284	$566	$564
One year through five years	7,848	7,518	488	465	7,738	7,431	527	504
Five years through ten years	4,038	3,832	281	267	3,905	3,735	298	283
Greater than ten years	178	175	13	12	155	154	34	35
Asset-backed securities	4,326	4,109	—	—	4,317	4,117	—	—
Total	$18,322	$17,540	$1,423	$1,383	$18,423	$17,721	$1,425	$1,386

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

The following table summarizes fair value measurements by level at March 31, 2024, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$17,585	$—	$—	$17,585
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$59	$—	$—	$59
Corporate securities	—	9,791	—	9,791
Municipal securities	—	3,292	—	3,292
Short-term time deposits	—	289	—	289
Asset-backed securities	—	1,625	—	1,625
Residential mortgage-backed securities	—	1,393	—	1,393
Commercial mortgage-backed securities	—	1,091	—	1,091
Equity securities	14	2	—	16
Total investments	$73	$17,483	$—	$17,556
Restricted deposits:
Cash and cash equivalents	$292	$—	$—	$292
U.S. Treasury securities and obligations of U.S. government corporations and agencies	323	—	—	323
Corporate securities	—	38	—	38
Certificates of deposit	—	4	—	4
Municipal securities	—	726	—	726
Total restricted deposits	$615	$768	$—	$1,383
Total assets at fair value	$18,273	$18,251	$—	$36,524

The following table summarizes fair value measurements by level at December 31, 2023, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$17,193	$—	$—	$17,193
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$62	$—	$—	$62
Corporate securities	—	9,564	—	9,564
Municipal securities	—	3,232	—	3,232
Short-term time deposits	—	746	—	746
Asset backed securities	—	1,638	—	1,638
Residential mortgage-backed securities	—	1,407	—	1,407
Commercial mortgage-backed securities	—	1,072	—	1,072
Equity securities	15	2	—	17
Total investments	$77	$17,661	$—	$17,738
Restricted deposits:
Cash and cash equivalents	$259	$—	$—	$259
U.S. Treasury securities and obligations of U.S. government corporations and agencies	333	—	—	333
Corporate securities	—	37	—	37
Certificates of deposit	—	4	—	4
Municipal securities	—	753	—	753
Total restricted deposits	$592	$794	$—	$1,386
Total assets at fair value	$17,862	$18,455	$—	$36,317

Liabilities
Accounts payable and accrued expenses:
Foreign currency swap agreement	$—	$13	$—	$13
Total liabilities at fair value	$—	$13	$—	$13

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $1,022 million and $1,007 million as of March 31, 2024 and December 31, 2023, respectively.

5. Medical Claims Liability

The following table summarizes the change in medical claims liability for the three months ended March 31, 2024 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2024	$10,814	$3,612	$3,460	$114	$18,000
Less: Reinsurance recoverable	5	—	44	—	49
Balance, January 1, 2024, net	10,809	3,612	3,416	114	17,951
Incurred related to:
Current year	20,179	5,495	5,884	373	31,931
Prior years	(684)	(156)	(204)	(5)	(1,049)
Total incurred	19,495	5,339	5,680	368	30,882
Paid related to:
Current year	12,823	3,266	3,339	258	19,686
Prior years	6,993	2,050	1,973	108	11,124
Total paid	19,816	5,316	5,312	366	30,810
Plus: Premium deficiency reserve	—	50	—	—	50
Balance, March 31, 2024, net	10,488	3,685	3,784	116	18,073
Plus: Reinsurance recoverable	4	—	32	—	36
Balance, March 31, 2024	$10,492	$3,685	$3,816	$116	$18,109

The following table summarizes the change in medical claims liability for the three months ended March 31, 2023 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2023	$11,253	$3,431	$1,921	$140	$16,745
Less: Reinsurance recoverable	7	—	19	—	26
Balance, January 1, 2023, net	11,246	3,431	1,902	140	16,719
Incurred related to:
Current year	20,813	5,163	4,177	418	30,571
Prior years	(803)	(155)	(172)	(7)	(1,137)
Total incurred	20,010	5,008	4,005	411	29,434
Paid related to:
Current year	12,679	2,988	2,541	294	18,502
Prior years	6,834	2,145	1,063	132	10,174
Total paid	19,513	5,133	3,604	426	28,676
Balance, March 31, 2023, net	11,743	3,306	2,303	125	17,477
Plus: Reinsurance recoverable	9	—	18	—	27
Balance, March 31, 2023	$11,752	$3,306	$2,321	$125	$17,504

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of development within "Incurred related to: Prior years," the Company recorded $54 million and $159 million as a reduction to premium revenue in the three months ended March 31, 2024 and 2023, respectively, for minimum health benefits ratio (HBR) and other return of premium programs.

Incurred but not reported (IBNR) plus expected development on reported claims as of March 31, 2024 was $12,311 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

The Company reviews actual and anticipated experience compared to the assumptions used to establish medical costs. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing and measuring the profitability of such contracts and expected investment income is excluded. In December 2023, the Company recorded a premium deficiency reserve of $250 million related to the 2024 Medicare Advantage contract year, which was increased to $300 million in the first quarter of 2024 consistent with the intra-year flow of seasonality.

6. Affordable Care Act

The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual medical loss ratio (MLR) and cost sharing reductions.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	March 31, 2024	December 31, 2023
Risk adjustment receivable	$1,124	$893
Risk adjustment payable	(3,266)	(2,553)
Minimum medical loss ratio	(237)	(164)
Cost sharing reduction receivable	18	—
Cost sharing reduction payable	(113)	(114)

7. Debt

Debt consists of the following ($ in millions):

	March 31, 2024	December 31, 2023
$2,500 million 4.25% Senior Notes due December 15, 2027	$2,396	$2,395
$2,300 million 2.45% Senior Notes due July 15, 2028	2,303	2,303
$3,500 million 4.625% Senior Notes due December 15, 2029	3,277	3,277
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes due March 1, 2031	2,200	2,200
$1,300 million 2.625% Senior Notes due August 1, 2031	1,300	1,300
Total senior notes	15,676	15,675
Term Loan Facility	2,088	2,115
Revolving Credit Agreement	350	150
Finance leases and other	3	11
Debt issuance costs	(117)	(122)
Total debt	18,000	17,829
Less: current portion	(113)	(119)
Long-term debt	$17,887	$17,710

8. Stockholders' Equity

The Company's Board of Directors has authorized a stock repurchase program of the Company's common stock from time to time on the open market or through privately negotiated transactions. The Company is authorized to repurchase up to $10,000 million, inclusive of past authorizations. As of March 31, 2024, the Company had a remaining amount of $5,178 million available under the stock repurchase program. In April 2024, the Company repurchased an additional 2.7 million shares for $200 million.

The following represents the Company's share repurchase activity ($ in millions, shares in thousands):

	Three Months Ended March 31,
	2024		2023
	Shares	Cost	Shares	Cost
Share buybacks	681	$51	4,852	$377
Income tax withholding	1,302	100	696	46
Total share repurchases	1,983	$151	5,548	$423

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

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended March 31,
	2024	2023

Earnings attributable to Centene Corporation	$1,163	$1,130

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	535,109	550,779
Common stock equivalents (as determined by applying the treasury stock method)	2,951	3,066
Weighted average number of common shares and potential dilutive common shares outstanding	538,060	553,845

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$2.17	$2.05
Diluted earnings per common share	$2.16	$2.04

The calculation of diluted earnings per common share for the three months ended March 31, 2024 and 2023 excludes 684 thousand shares and 1,606 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

10. Segment Information

The Company operates in four segments: (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment.

The Medicaid, Medicare and Commercial segments represent the government-sponsored or subsidized programs under which the Company offers managed healthcare services. The Other segment includes the Company's pharmacy operations, Envolve Benefit Options' vision and dental services, clinical healthcare, behavioral health, international operations, and corporate management companies, among others. The Company's international businesses, Operose Health Group (Operose Health) and Circle Health, were divested in December 2023 and January 2024, respectively.

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

Segment information for the three months ended March 31, 2024, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$21,438	$5,935	$7,750	$406	$35,529
Service	22	—	1	785	808
Premium and service revenues	21,460	5,935	7,751	1,191	36,337
Premium tax	4,070	—	—	—	4,070
Total external revenues	25,530	5,935	7,751	1,191	40,407
Internal revenues	—	—	—	4,080	4,080
Eliminations	—	—	—	(4,080)	(4,080)
Total revenues	$25,530	$5,935	$7,751	$1,191	$40,407

Medical costs	$19,495	$5,389	$5,680	$368	$30,932

Cost of services	$21	$—	$—	$648	$669

Gross margin (1)	$1,944	$546	$2,071	$175	$4,736

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the three months ended March 31, 2023, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$22,227	$5,876	$5,252	$470	$33,825
Service	—	—	—	1,127	1,127
Premium and service revenues	22,227	5,876	5,252	1,597	34,952
Premium tax	3,937	—	—	—	3,937
Total external revenues	26,164	5,876	5,252	1,597	38,889
Internal revenues	—	—	—	3,867	3,867
Eliminations	—	—	—	(3,867)	(3,867)
Total revenues	$26,164	$5,876	$5,252	$1,597	$38,889

Medical costs	$20,010	$5,008	$4,005	$411	$29,434

Cost of services	$—	$—	$—	$870	$870

Gross margin (1)	$2,217	$868	$1,247	$316	$4,648

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

11. Contingencies

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

As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material, except for the reserve estimate as previously disclosed in the Company's 2023 Annual Report on Form 10-K with respect to claims or potential claims involving services provided by Envolve Pharmacy Solutions, Inc. (Envolve), as the Company's pharmacy benefits management (PBM) subsidiary. The Company has reached no-fault settlement agreements related to services previously provided by Envolve with the vast majority of states impacted. Such agreements have provided for payment amounts consistent with the initial reserve estimate established in the second quarter of 2021 related to this issue. It is possible that in a particular quarter or annual period the Company's financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings. The Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow or liquidity.

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

In contrast to previous executive and legislative efforts to restrict or limit certain provisions of the Affordable Care Act (ACA), legislation and regulations at the federal level over the last few years have contained provisions aimed at leveraging Medicaid and the Health Insurance Marketplace to expand health insurance coverage and affordability to consumers. The American Rescue Plan Act (ARPA), enacted in March 2021, initially enhanced eligibility for the premium tax credit for enrollees in the Health Insurance Marketplace, which was extended through 2025 by the Inflation Reduction Act, enacted in August 2022.

In addition, newly finalized Centers for Medicare & Medicaid Services (CMS) regulations will require beneficiaries dually enrolled in Medicare and Medicaid who receive integrated care through Medicare Advantage Dual Eligible Special Needs Plans (D-SNPs) to have aligned enrollment with their Medicaid Managed Care Organization beginning in 2027, which may restrict our product offerings in some geographic service areas. We believe we are positioned well given our overlapping Medicaid and Medicare Advantage footprints and are committed to navigating evolving regulations.

The COVID-19 pandemic impacted and continues to affect our business as it relates to Medicaid eligibility changes. The Families First Coronavirus Response Act, enacted in March 2020, increased federal matching rates for state Medicaid programs with a requirement that states suspend Medicaid redeterminations throughout the public health emergency (PHE). As a result, since the onset of the PHE through March 2023, our Medicaid membership increased by 3.6 million members (excluding new states North Carolina and Delaware and various state product expansions or managed care organization changes). The Consolidated Appropriations Act, 2023, signed into law on December 29, 2022, delinked the Medicaid continuous coverage requirements from the PHE and, as a result, some states began Medicaid disenrollments on April 1, 2023. Per the Act and clarifying CMS guidance, redeterminations related to the PHE should conclude during the second quarter of 2024. Redeterminations in certain states may move at a slower pace due to CMS compliance action to pause and/or complete corrective action prior to disenrolling beneficiaries. Some states could see redeterminations extend past the second quarter of 2024 given CMS compliance actions.

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

First Quarter 2024 Highlights

Our financial performance for the first quarter of 2024 is summarized as follows:

•Managed care membership of 28.4 million, a decrease of 33 thousand members, or (0.1)% year-over-year.

•Total revenues of $40.4 billion, representing 4% growth year-over-year.

•Premium and service revenues of $36.3 billion, representing 4% growth year-over-year.

•HBR of 87.1%, compared to 87.0% for the first quarter of 2023.

•SG&A expense ratio of 8.9%, compared to 8.6% for the first quarter of 2023.

•Adjusted SG&A expense ratio of 8.7%, compared to 8.5% for the first quarter of 2023.

•Operating cash flows used cash of $456 million in the first quarter of 2024.

•Diluted earnings per share (EPS) of $2.16, compared to $2.04 for the first quarter of 2023.

•Adjusted diluted EPS of $2.26, compared to $2.11 for the first quarter of 2023.

A reconciliation from GAAP diluted EPS to adjusted diluted EPS is highlighted below, and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended March 31,
	2024	2023
GAAP diluted EPS attributable to Centene	$2.16	$2.04
Amortization of acquired intangible assets	0.32	0.33
Acquisition and divestiture related expenses	0.11	0.04
Other adjustments (1)	(0.18)	(0.09)
Income tax effects of adjustments (2)	(0.15)	(0.21)
Adjusted diluted EPS	$2.26	$2.11
(1) Other adjustments include the following pre-tax items:
2024:
(a) Net gain on the previously reported divestiture of Magellan Specialty Health due to the achievement of contingent consideration of $81 million, or $0.15 per share ($0.11 after-tax), net gain on the sale of property, subject to closing costs, of $24 million, or $0.04 per share ($0.03 after-tax), Health Net Federal Services asset impairment due to the 2024 final ruling on the TRICARE Managed Care Support Contracts of $14 million, or $0.03 per share ($0.02 after-tax), gain on the previously reported divestiture of Circle Health Group (Circle Health) of $10 million, or $0.02 per share ($0.10 after-tax), severance costs due to a restructuring of $9 million, or $0.01 per share ($0.01 after-tax) and gain on the previously reported divestiture of HealthSmart due to the finalization of working capital adjustments of $7 million, or $0.01 per share ($0.01 after-tax).

2023:
(a) Magellan Specialty Health divestiture gain of $79 million, or $0.14 per share ($0.12 after-tax) and real estate impairments of $26 million, or $0.05 per share ($0.04 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. The three months ended March 31, 2023, include a one-time income tax benefit of $69 million, or $0.13 per share, resulting from the distribution of long-term stock awards to the estate of the Company's former CEO.

We reference an adjusted SG&A expense ratio, defined as adjusted SG&A expenses, which excludes acquisition and divestiture related expenses and other items, divided by premium and service revenues. A reconciliation from GAAP SG&A to adjusted SG&A and additional detail is provided above under the heading "Non-GAAP Financial Presentation." We also reference effective tax rate on adjusted earnings, defined as GAAP income tax expense (benefit) excluding the income tax effects of adjustments to net earnings divided by adjusted earnings (loss) before income tax expense.

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

•In January 2024, our California health plan commenced direct Medicaid contracts in 10 counties (Los Angeles, Sacramento, Amador, Calaveras, Inyo, Mono, San Joaquin, Stanislaus, Tulare and Tuolumne). In Los Angeles, a portion of the membership is subcontracted. Prior to January 2024, our California health plan previously served the state's Medicaid Managed Care population with contracts in 13 counties, including San Diego.

•In January 2024, key coverage expansion provisions outlined in the 2022 year-end spending bill went into effect requiring states to provide 12 months of continuous coverage for children under Medicaid and the Children's Health Insurance Program (CHIP). The spending bill also made the state option to extend coverage for postpartum women for up to 12 months permanent.

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

•In April 2023, eligibility redeterminations related to the PHE began. We expect that these redeterminations will extend over a 14-month period, with the majority of states concluding in the second quarter of 2024. Eligibility suspensions from the onset of the PHE drove increased membership through March 2023, followed by decreases beginning in April 2023 and continuing through the first quarter of 2024. Per the Consolidated Appropriations Act, 2023 and clarifying CMS guidance, redeterminations related to the PHE should conclude during the second quarter of 2024, however some states could see redeterminations extend past the second quarter given CMS compliance actions.

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

Medicare

•Given our strong bid positioning, Medicare Prescription Drug Plan (PDP) membership increased 44% year-over-year.

•Consistent with our strategic positioning and bid strategy, Medicare Advantage membership declined year-over-year.

•The decrease in our Star quality ratings in the 2023 rating year, which CMS published in October 2022, adversely impacts our 2024 Medicare revenue. The decrease in Star quality ratings is driven by the expiration of certain disaster relief provisions as well as deterioration in select metrics. As a result of this expectation, we recorded a premium deficiency reserve of $250 million in the fourth quarter of 2023, which increased to $300 million in the first quarter of 2024 to reflect the seasonality of earnings, in connection with the 2024 Medicare Advantage business. Our leadership team launched a multi-year plan to build and improve quality across the enterprise with a strong focus on enhanced patient experience and access to care.

Commercial

•In 2024, our Health Insurance Marketplace product, Ambetter Health expanded into Delaware. In total, the Marketplace plan is available across 29 states. Additionally, Marketplace membership increased year-over-year due to the expanded footprint, strong product positioning and open enrollment results, as well as overall market growth.

Other

•In December 2023 and January 2024, we completed the divestitures of Operose Health Group (Operose Health) and Circle Health, respectively.

•In June 2023, we completed the divestiture of Apixio. We maintain a close relationship with, and a minority interest in, the business.

•In January 2023, we completed the divestitures of Magellan Specialty Health, Centurion and HealthSmart.

The benefits of successful execution of our Value Creation Plan have impacted our current results of operations and will continue to impact future results of operations, including the implementation of our new third-party pharmacy benefits management (PBM) contract, which commenced in January 2024.

We expect the following items to impact our future results of operations:

Medicaid

•In April 2024, the state of Florida announced its intent to award contracts to five health plans, including Centene's Florida subsidiary, Sunshine Health, as a result of the reprocurement of the Statewide Medicaid Managed Care program.

•In April 2024, our subsidiary, Meridian in Michigan, was selected by the Michigan Department of Health and Human Services to continue to serve as a Medicaid health plan for the Comprehensive Health Care Program. The proposed Medicaid contracts are expected to begin on October 1, 2024, and run through September 30, 2029, with three, one-year optional extensions.

•In April 2024, our subsidiary, Oklahoma Complete Health, commenced the statewide contracts to provide managed care for the SoonerSelect and SoonerSelect Children's Specialty Plan programs. The new contracts have a one-year term with five, one-year renewal options.

•In January 2024, our subsidiary, NH Healthy Families, was selected by the New Hampshire Department of Health and Human Services to continue providing physical health, behavioral health and pharmacy services for New Hampshire's Medicaid managed care program, known as Medicaid Care Management. The contract is expected to begin in September 2024 for a five-year term.

•In December 2023, our subsidiary, Arizona Complete Health, was selected by the Arizona Health Care Cost Containment System – Arizona's single state Medicaid agency – to provide managed care for the Arizona Long Term Care System (ALTCS). The program supports nearly 26,000 Arizonans who are elderly and/or have a physical disability (E/PD) with physical and behavioral healthcare, as well as provides pharmacy benefits. The new ALTCS-E/PD contract is anticipated to begin in October 2024, subject to the resolution of third-party protests, and is a three-year term, with four optional one-year extensions, for a total of seven possible contract years.

•In July 2023, our subsidiary, Superior, announced it entered into a contract to continue to provide healthcare coverage to the aged, blind or disabled (ABD) population in the state's STAR+PLUS program. The contract is anticipated to begin in September 2024 for a six-year term with a maximum of three additional two-year extensions.

•In August 2022, our subsidiary, Magnolia Health Plan (Magnolia), was awarded the Mississippi Division of Medicaid contract. Under the new contract, Magnolia will continue serving the state's Coordinated Care Organization Program, which will consist of the Mississippi Coordinated Access Network and the Mississippi CHIP. The contract is anticipated to begin in January 2025.

•In August 2021, our subsidiaries, Carolina Complete Health and WellCare of North Carolina, were selected to coordinate physical and/or other health services with Local Management Entities/Managed Care Organizations under the state's new Tailored Plans. The Tailored Plans are integrated health plans designed for individuals with significant behavioral health needs and intellectual/developmental disabilities. The Tailored Plans are expected to begin on July 1, 2024.

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

Other

•In June 2023, our subsidiary, Magellan Health, was awarded the Idaho Behavioral Health Plan contract. The contract is anticipated to begin in July 2024 for a four-year term.

MEMBERSHIP

From March 31, 2023 to March 31, 2024, our managed care membership decreased by 33 thousand, or (0.1)%. The following table sets forth our membership by line of business:

	March 31, 2024	December 31, 2023	March 31, 2023
Traditional Medicaid (1)	11,750,000	12,754,000	14,521,100
High Acuity Medicaid (2)	1,547,600	1,718,000	1,801,200
Total Medicaid	13,297,600	14,472,000	16,322,300
Commercial Marketplace	4,348,800	3,900,100	3,093,600
Commercial Group	422,700	427,500	437,200
Total Commercial	4,771,500	4,327,600	3,530,800
Medicare (3)	1,146,800	1,284,200	1,343,800
Medicare PDP	6,438,900	4,617,800	4,459,300
Total at-risk membership	25,654,800	24,701,600	25,656,200
TRICARE eligibles	2,768,000	2,773,200	2,799,300
Total	28,422,800	27,474,800	28,455,500

(1)	Membership includes Temporary Assistance for Needy Families (TANF), Medicaid Expansion, Children's Health Insurance Program (CHIP), Foster Care, and Behavioral Health.
(2)	Membership includes Aged, Blind, or Disabled (ABD), Intellectual and Developmental Disabilities (IDD), Long-Term Services and Supports (LTSS) and Medicare-Medicaid Plans (MMP) Duals.
(3)	Membership includes Medicare Advantage and Medicare Supplement.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three months ended March 31, 2024 and 2023, prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Summarized comparative financial data for the three months ended March 31, 2024 and 2023 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended March 31,
	2024	2023	% Change
Premium	$35,529	$33,825	5%
Service	808	1,127	(28)%
Premium and service revenues	36,337	34,952	4%
Premium tax	4,070	3,937	3%
Total revenues	40,407	38,889	4%
Medical costs	30,932	29,434	5%
Cost of services	669	870	(23)%
Selling, general and administrative expenses	3,218	3,011	7%
Depreciation expense	135	142	(5)%
Amortization of acquired intangible assets	173	183	(5)%
Premium tax expense	4,161	4,011	4%
Impairment	13	20	(35)%
Earnings from operations	1,106	1,218	(9)%
Investment and other income	545	353	54%
Interest expense	(178)	(180)	1%
Earnings before income tax	1,473	1,391	6%
Income tax expense	315	261	21%
Net earnings	1,158	1,130	2%
Loss attributable to noncontrolling interests	5	—	n.m.
Net earnings attributable to Centene Corporation	$1,163	$1,130	3%

Diluted earnings per common share attributable to Centene Corporation	$2.16	$2.04	6%

n.m.: not meaningful

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Total Revenues

Total revenues increased 4% in the three months ended March 31, 2024, over the corresponding period in 2023, driven by membership growth in the Marketplace business due to strong product positioning as well as overall market growth, partially offset by recent divestitures in the Other segment and lower Medicaid membership primarily due to redeterminations.

Operating Expenses

Medical Costs/HBR

The HBR for the three months ended March 31, 2024, was 87.1%, compared to 87.0% in the same period in 2023. The increase is primarily driven by lower Medicare Advantage revenue resulting from the Star quality ratings impact discussed above and continued elevated utilization, as well as higher acuity in Medicaid primarily through the redetermination process as we continue to work with our state partners to match rates and acuity, partially offset by Commercial as our Marketplace product improved margin through strong 2024 product design and execution.

Cost of Services

Cost of services decreased by $201 million in the three months ended March 31, 2024, compared to the corresponding period in 2023. The decrease was driven by recent divestitures. The cost of service ratio for the three months ended March 31, 2024, was 82.8%, compared to 77.2% in the same period in 2023. The increase was driven by the divestiture of Circle Health, which operated at a lower cost of service ratio.

Selling, General & Administrative Expenses

The SG&A expense ratio was 8.9% for the first quarter of 2024, compared to 8.6% in the first quarter of 2023. The adjusted SG&A expense ratio was 8.7% for the first quarter of 2024, compared to 8.5% in the first quarter of 2023. The increases were driven by growth in the Marketplace business, which operates at a meaningfully higher SG&A ratio as compared to Medicaid, along with Medicare distribution costs. The increases were partially offset by ongoing SG&A reduction initiatives and the divestiture of Circle Health, which operated at a higher SG&A expense ratio. The SG&A expense ratio in the first quarter of 2024 was also impacted by higher acquisition and divestiture related costs in addition to severance costs due to a restructuring.

Impairment

During the first quarter of 2024, we recorded total impairment charges of $13 million, driven by Health Net Federal Services property, software and equipment related to the TRICARE Managed Care Support Contracts that was no longer recoverable following the 2024 final ruling. During the first quarter of 2023, we recorded impairment charges of $20 million related to the reduction of our real estate footprint consisting of leased and owned real estate assets and related fixed assets.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended March 31, ($ in millions):

	2024	2023
Investment and other income	$545	$353
Interest expense	(178)	(180)
Other income (expense), net	$367	$173

Investment and other income. Investment and other income increased by $192 million in the three months ended March 31, 2024, compared to the corresponding period in 2023. The three months ended March 31, 2024 included increased interest income on investments driven by higher interest rates and cash balances, an $81 million Magellan Specialty Health divestiture gain, $24 million net gain on the sale of property, subject to closing costs, $10 million Circle Health divestiture gain and $7 million HealthSmart divestiture gain. The three months ended March 31, 2023 included a $79 million Magellan Specialty Health divestiture gain.

Interest expense. Interest expense decreased by $2 million in the three months ended March 31, 2024, compared to the corresponding period in 2023.

Income Tax Expense

For the three months ended March 31, 2024, we recorded income tax expense of $315 million on pre-tax earnings of $1.5 billion, or an effective tax rate of 21.4%. The effective tax rate for the first quarter of 2024 reflects tax effects of the Circle Health divestiture. For the first quarter of 2024, our effective tax rate on adjusted earnings was 24.6%.

For the three months ended March 31, 2023, we recorded an income tax expense of $261 million on pre-tax earnings of $1.4 billion, or an effective tax rate of 18.8%. The effective tax rate for the first quarter of 2023 reflects the tax effects of the distribution of long-term stock awards to the estate of the Company's former CEO as well as the Magellan Specialty Health gain. For the first quarter of 2023, our effective tax rate on adjusted earnings was 24.3%.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended March 31, ($ in millions):

	2024	2023	% Change
Total Revenues
Medicaid	$25,530	$26,164	(2)%
Medicare	5,935	5,876	1%
Commercial	7,751	5,252	48%
Other	1,191	1,597	(25)%
Consolidated total	$40,407	$38,889	4%
Gross Margin (1)
Medicaid	$1,944	$2,217	(12)%
Medicare	546	868	(37)%
Commercial	2,071	1,247	66%
Other	175	316	(45)%
Consolidated total	$4,736	$4,648	2%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Medicaid

Total revenues decreased 2% in the three months ended March 31, 2024, compared to the corresponding period in 2023. Gross margin decreased $273 million in the three months ended March 31, 2024, compared to the corresponding period in 2023. The decrease in total revenues was driven by lower membership largely due to redeterminations. Gross margin decreased due to lower overall membership as a result of the redetermination process, coupled with higher acuity as we continue to work with our state partners to match rates to the changes in acuity.

Medicare

Total revenues increased 1% in the three months ended March 31, 2024, compared to the corresponding period in 2023 driven by increased PDP membership of 44%, partially offset by lower Medicare Advantage revenue resulting from the Star quality ratings impact discussed above. Gross margin decreased $322 million in the three months ended March 31, 2024, compared to the corresponding period in 2023, driven by lower Medicare Advantage revenue and continued elevated utilization.

Commercial

Total revenues increased 48% in the three months ended March 31, 2024, compared to the corresponding period in 2023. Gross margin increased $824 million in the three months ended March 31, 2024, compared to the corresponding period in 2023. Increases were primarily driven by 41% membership growth in the Marketplace business along with improved margin through strong 2024 product design and execution.

Other

Total revenues decreased 25% in the three months ended March 31, 2024, compared to the corresponding period in 2023. Gross margin decreased $141 million in the three months ended March 31, 2024, compared to the corresponding period in 2023. Decreases were primarily due to recent divestitures.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by operating activities	$(456)	$4,269
Net cash provided by (used in) investing activities	852	(253)
Net cash provided by (used in) financing activities	23	(183)
Effect of exchange rate changes on cash and cash equivalents	6	2
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$425	$3,835

Cash Flows (Used in) Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our Revolving Credit Facility. Operating activities used cash of $456 million in the three months ended March 31, 2024, compared to providing cash of $4.3 billion in the comparable period in 2023.

Cash flows used in operations for the three months ended March 31, 2024 were driven by net earnings, more than offset by timing of experience rebate payments, a delay in premium payments from one of our state partners subsequently received in April 2024 and pharmacy rebate remittance timing as we transitioned to the new third-party PBM, which commenced in January 2024.

Cash flows provided by operations for the three months ended March 31, 2023 were primarily driven by net earnings, increases in unearned revenue and accounts payable due to the early receipt of payments from CMS of approximately $2.8 billion and timing of pass through payments, partially offset by a delay in premium payments from one of our state partners.

Cash Flows Provided by (Used in) Investing Activities

Investing activities provided cash of $852 million in the three months ended March 31, 2024, and used cash of $253 million in the comparable period in 2023. Cash flows provided by investing activities in the first quarter of 2024 primarily consisted of divestiture proceeds.

In the first quarter of 2023, cash flows used in investing activities primarily consisted of net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures, partially offset by divestiture proceeds.

We spent $151 million and $225 million in the three months ended March 31, 2024 and 2023, respectively, on capital expenditures the majority of which was driven by system enhancements and computer hardware.

As of March 31, 2024, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.4 years. We had unregulated cash and investments of $1.0 billion at March 31, 2024, compared to $1.0 billion at December 31, 2023.

Cash Flows Provided by (Used in) Financing Activities

Financing activities provided cash of $23 million in the three months ended March 31, 2024, compared to using cash of $183 million in the comparable period in 2023. Financing activities in 2024 were driven by net increases in debt of $163 million, partially offset by stock repurchases of $151 million, which included $51 million under the stock repurchase program and $100 million of repurchases related to income tax withholding upon the vesting of previously awarded stock grants.

Financing activities in the three months ended March 31, 2023 were driven by stock repurchases of $423 million, partially offset by increased borrowings on our Revolving Credit Facility.

Liquidity Metrics

We have a stock repurchase program authorizing us to repurchase common stock from time to time on the open market or through privately negotiated transactions. In 2023, the Company's Board of Directors authorized up to a cumulative total of $10 billion of repurchases under the program.

During the first quarter of 2024, we repurchased 681 thousand shares of common stock for $51 million under the stock repurchase program. We have approximately $5.2 billion remaining under the program for repurchases as of March 31, 2024. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. Refer to Note 8. Stockholders' Equity for further information on stock repurchases.

As of March 31, 2024, we had an aggregate principal amount of $15.7 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain restrictive covenants. As of March 31, 2024, we were in compliance with all covenants.

As part of our capital allocation strategy, we may decide to repurchase debt or raise capital through the issuance of debt in the form of senior notes. In 2022, the Company's Board of Directors also authorized a $1.0 billion senior note debt repurchase program. No repurchases were made during the quarter ended March 31, 2024. As of March 31, 2024, there was $700 million available under the senior note debt repurchase program.

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains customary covenants as well as financial covenants including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 4.0 to 1.0. As of March 31, 2024, we had $350 million of borrowings outstanding under our Revolving Credit Facility, $2.1 billion of borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of March 31, 2024, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $152 million as of March 31, 2024, which were not part of our Revolving Credit Facility. The letters of credit bore weighted interest of 0.7% as of March 31, 2024. In addition, we had outstanding surety bonds of $855 million as of March 31, 2024.

At March 31, 2024, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 40.0%, compared to 40.7% at December 31, 2023. The debt to capital ratio decrease was driven by net earnings, partially offset by year-to-date stock repurchases. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

At March 31, 2024, we had working capital, defined as current assets less current liabilities, of $5.7 billion, compared to $4.0 billion at December 31, 2023. We manage our short-term and long-term investments aiming to ensure a sufficient portion of the portfolio is highly liquid and can be sold to fund short-term requirements as needed.

2024 Expectations

During the remainder of 2024, we expect to receive net dividends from our insurance subsidiaries of approximately $2.9 billion and spend approximately $450 million in additional capital expenditures. In April 2024, we made additional purchases of $200 million through our stock repurchase program.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our Revolving Credit Facility will be sufficient to finance our general operations and capital expenditures for at least 12 months from the date of this filing. While we are currently in a strong liquidity position and believe we have adequate access to capital, we may elect to increase borrowings on our Revolving Credit Facility, which matures in August 2026. Additionally, our senior notes mature between December 2027 and August 2031. From time to time, we may elect to raise additional funds for working capital and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing or redemption opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

We intend to continue to target initiatives to improve productivity, efficiencies and reduced organizational costs, as well as capital deployment activities, including stock repurchases, portfolio optimization and the evaluation of refinancing opportunities. In addition to creating shareholder value, these actions encompass a larger organizational mission to enhance our member and provider experience, improve outcomes for our members and innovate to ensure that Centene is a great partner in all aspects of our operations.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the three months ended March 31, 2024, we received dividends of $151 million from and made $149 million of capital contributions to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate risk-based capital (RBC) level as of December 31, 2023, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We intend to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2024.

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

The NAIC has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of March 31, 2024, each of our health plans was in compliance with the RBC requirements enacted in those states.

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

CRITICAL ACCOUNTING ESTIMATES

Please see "Critical Accounting Estimates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2023 Annual Report on Form 10-K for a description of our Critical Accounting Estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of March 31, 2024, we had short-term investments of $2.1 billion and long-term investments of $17.9 billion, including restricted deposits of $1.4 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government-sponsored obligations, life insurance contracts, asset-backed securities, and equity securities, and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states' requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2024, the fair value of our fixed income investments would decrease by approximately $632 million.

For a discussion of the interest rate risk that our investments are subject to, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, Part 1, Item 1A, "Risk Factors – Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity."

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 11. Contingencies to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2005, the Company's Board of Directors announced a stock repurchase program, which was most recently increased in December 2023. The Company is authorized to repurchase up to $10.0 billion, inclusive of past authorizations, of which $5.2 billion remains as of March 31, 2024.

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

Issuer Purchases of Equity Securities First Quarter 2024 (Shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions) (2)
January 1, 2024 - January 31, 2024	422	$78.97	—	$5,229
February 1, 2024 - February 29, 2024	909	74.95	681	5,178
March 1, 2024 - March 31, 2024	652	76.07	—	5,178
Total	1,983	$76.17	681	$5,178

(1)	Includes 1,302 thousand shares relinquished to the Company by certain employees for payment of taxes.
(2)	A remaining amount of approximately $5.2 billion is available under the stock repurchase program as of March 31, 2024.

Item 5. Other Information

(c) During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT NUMBER		DESCRIPTION

10.1		Form of Restricted Stock Unit Agreement #1

10.2		Form of Performance Based Restricted Stock Unit Agreement #1

31.1		Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104		Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 26, 2024.

CENTENE CORPORATION

By:	/s/ SARAH M. LONDON
Chief Executive Officer (principal executive officer)

By:	/s/ ANDREW L. ASHER
Executive Vice President, Chief Financial Officer (principal financial officer)

By:	/s/ KATIE N. CASSO
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)