Form 10-Q
period 2024-06-30
CENTENE CORP
filed 2024-07-26
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 24, 2024, the registrant had 526,030 thousand shares of common stock outstanding.

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
•our ability to effectively and ethically use artificial intelligence and machine learning in compliance with applicable laws;
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
•changes in provider, broker, vendor, state, federal and other contracts and delays in the timing of regulatory approval of contracts, including due to protests;
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
•challenges to our contract awards;
•cyber-attacks or other data security incidents or our failure to comply with applicable privacy, data or security laws and regulations;
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

The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

GAAP net earnings attributable to Centene	$1,146	$1,058	$2,309	$2,188
Amortization of acquired intangible assets	173	179	346	362
Acquisition and divestiture related expenses	6	13	67	36
Other adjustments (1)	2	(74)	(97)	(127)
Income tax effects of adjustments (2)	(44)	(21)	(126)	(135)
Adjusted net earnings	$1,283	$1,155	$2,499	$2,324

GAAP diluted earnings per share (EPS) attributable to Centene	$2.16	$1.92	$4.32	$3.96
Amortization of acquired intangible assets	0.33	0.33	0.65	0.66
Acquisition and divestiture related expenses	0.01	0.02	0.13	0.07
Other adjustments (1)	—	(0.13)	(0.18)	(0.23)
Income tax effects of adjustments (2)	(0.08)	(0.04)	(0.24)	(0.25)
Adjusted diluted EPS	$2.42	$2.10	$4.68	$4.21
(1) Other adjustments include the following pre-tax items:
2024:
(a) for the three months ended June 30, 2024: gain on the previously reported divestiture of Circle Health Group (Circle Health) of $10 million, or $0.02 per share ($0.02 after-tax), an additional loss on the divestiture of our Spanish and Central European businesses of $7 million, or $0.01 per share ($0.01 after-tax), severance costs due to a restructuring of $4 million, or $0.01 per share ($0.01 after-tax), reduction to the net gain on the sale of property due to closing costs of $3 million, or $0.00 per share ($0.00 after-tax) and net gain on the finalization of working capital adjustments for the previously reported divestiture of Magellan Specialty Health of $2 million, or $0.00 per share ($0.00 after-tax);

(b) for the six months ended June 30, 2024: net gain on the previously reported divestiture of Magellan Specialty Health due to the achievement of contingent consideration and finalization of working capital adjustments of $83 million, or $0.15 per share ($0.11 after-tax), net gain on the sale of property of $21 million, or $0.04 per share ($0.03 after-tax), gain on the previously reported divestiture of Circle Health of $20 million, or $0.04 per share ($0.12 after-tax), Health Net Federal Services asset impairment due to the 2024 final ruling on the TRICARE Managed Care Support Contract of $14 million, or $0.03 per share ($0.02 after-tax), severance costs due to a restructuring of $13 million, or $0.02 per share ($0.02 after-tax), an additional loss on the divestiture of our Spanish and Central European businesses of $7 million, or $0.01 per share ($0.01 after-tax) and gain on the previously reported divestiture of HealthSmart due to the finalization of working capital adjustments of $7 million, or $0.01 per share ($0.01 after-tax).

2023:
(a) for the three months ended June 30, 2023: gain on the sale of Apixio of $91 million, or $0.16 per share ($0.11 after-tax), gain on the previously reported divestiture of Centurion of $15 million, or $0.02 per share ($0.01 after-tax), an additional loss on the divestiture of our Spanish and Central European businesses of $13 million, or $0.02 per share ($0.01 after-tax) and real estate impairments of $19 million, or $0.03 per share ($0.02 after-tax);

(b) for the six months ended June 30, 2023: gain on the sale of Apixio of $91 million, or $0.16 per share ($0.11 after-tax), gain on the sale of Magellan Specialty Health of $79 million, or $0.14 per share ($0.12 after-tax), gain on the previously reported divestiture of Centurion of $15 million, or $0.03 per share ($0.02 after-tax), an additional loss on the divestiture of our Spanish and Central European businesses of $13 million, or $0.02 per share ($0.01 after-tax) and real estate impairments of $45 million, or $0.08 per share ($0.06 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. The six months ended June 30, 2023, include a one-time income tax benefit of $69 million, or $0.12 per share, resulting from the distribution of long-term stock awards to the estate of the Company's former CEO.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

GAAP selling, general and administrative expenses	$2,894	$3,016	$6,112	$6,027
Less:
Acquisition and divestiture related expenses	6	13	67	36
Restructuring costs	4	—	13	—
Real estate optimization	—	1	—	7
Adjusted selling, general and administrative expenses	$2,884	$3,002	$6,032	$5,984

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,605	$17,193
Premium and trade receivables	16,587	15,532
Short-term investments	2,609	2,459
Other current assets	1,605	5,572
Total current assets	38,406	40,756
Long-term investments	16,870	16,286
Restricted deposits	1,415	1,386
Property, software and equipment, net	2,041	2,019
Goodwill	17,558	17,558
Intangible assets, net	5,755	6,101
Other long-term assets	1,092	535
Total assets	$83,137	$84,641
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liability	$18,173	$18,000
Accounts payable and accrued expenses	12,232	16,420
Return of premium payable	1,615	1,462
Unearned revenue	597	715
Current portion of long-term debt	112	119
Total current liabilities	32,729	36,716
Long-term debt	17,516	17,710
Deferred tax liability	665	641
Other long-term liabilities	4,770	3,618
Total liabilities	55,680	58,685
Commitments and contingencies
Redeemable noncontrolling interests	16	19
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 619,495 issued and 526,001 outstanding at June 30, 2024, and 615,291 issued and 534,484 outstanding at December 31, 2023	1	1
Additional paid-in capital	20,461	20,304
Accumulated other comprehensive (loss)	(646)	(652)
Retained earnings	14,352	12,043
Treasury stock, at cost (93,494 and 80,807 shares, respectively)	(6,817)	(5,856)
Total Centene stockholders' equity	27,351	25,840
Nonredeemable noncontrolling interest	90	97
Total stockholders' equity	27,441	25,937
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$83,137	$84,641
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Premium	$35,140	$33,713	$70,669	$67,538
Service	833	1,125	1,641	2,252
Premium and service revenues	35,973	34,838	72,310	69,790
Premium tax	3,863	2,770	7,933	6,707
Total revenues	39,836	37,608	80,243	76,497
Expenses:
Medical costs	30,765	29,347	61,697	58,781
Cost of services	680	877	1,349	1,747
Selling, general and administrative expenses	2,894	3,016	6,112	6,027
Depreciation expense	133	146	268	288
Amortization of acquired intangible assets	173	179	346	362
Premium tax expense	3,962	2,854	8,123	6,865
Impairment	—	18	13	38
Total operating expenses	38,607	36,437	77,908	74,108
Earnings from operations	1,229	1,171	2,335	2,389
Other income (expense):
Investment and other income	463	425	1,008	778
Interest expense	(176)	(181)	(354)	(361)
Earnings before income tax	1,516	1,415	2,989	2,806
Income tax expense	370	360	685	621
Net earnings	1,146	1,055	2,304	2,185
Loss attributable to noncontrolling interests	—	3	5	3
Net earnings attributable to Centene Corporation	$1,146	$1,058	$2,309	$2,188

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$2.16	$1.93	$4.34	$3.98
Diluted earnings per common share	$2.16	$1.92	$4.32	$3.96

Weighted average number of common shares outstanding:
Basic	529,602	548,932	532,385	549,850
Diluted	530,755	550,308	534,517	551,996

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net earnings	$1,146	$1,055	$2,304	$2,185
Change in unrealized gain (loss) on investments	(26)	(142)	(107)	111
Change in unrealized gain (loss) on investments, tax effect	6	34	21	(27)
Change in unrealized gain (loss) on investments, net of tax	(20)	(108)	(86)	84
Reclassification adjustment, net of tax	4	2	92	4
Foreign currency translation adjustments, net of tax	—	23	—	46
Other comprehensive earnings (loss)	(16)	(83)	6	134
Comprehensive earnings	1,130	972	2,310	2,319
Comprehensive loss attributable to noncontrolling interests	—	3	5	3
Comprehensive earnings attributable to Centene Corporation	$1,130	$975	$2,315	$2,322

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

Three and Six Months Ended June 30, 2024

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2023	615,291	$1	$20,304	$(652)	$12,043	80,807	$(5,856)	$97	$25,937
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	1,163	—	—	(4)	1,159
Other comprehensive earnings, net of $(12) tax	—	—	—	22	—	—	—	—	22
Common stock issued for employee benefit plans	3,882	—	14	—	—	—	—	—	14
Common stock repurchases	—	—	—	—	—	1,983	(151)	—	(151)
Stock compensation expense	—	—	70	—	—	—	—	—	70
Divestiture of non-controlling interest	—	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2024	619,173	$1	$20,388	$(630)	$13,206	82,790	$(6,007)	$90	$27,048
Comprehensive Earnings:
Net earnings	—	—	—	—	1,146	—	—	—	1,146
Other comprehensive loss, net of $(5) tax	—	—	—	(16)	—	—	—	—	(16)
Common stock issued for employee benefit plans	322	—	11	—	—	—	—	—	11
Common stock repurchases	—	—	—	—	—	10,704	(810)	—	(810)
Stock compensation expense	—	—	62	—	—	—	—	—	62
Balance, June 30, 2024	619,495	$1	$20,461	$(646)	$14,352	93,494	$(6,817)	$90	$27,441

Three and Six Months Ended June 30, 2023

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2022	607,847	$1	$20,060	$(1,132)	$9,341	57,093	$(4,213)	$124	$24,181
Comprehensive Earnings:
Net earnings	—	—	—	—	1,130	—	—	—	1,130
Other comprehensive earnings, net of $61 tax	—	—	—	217	—	—	—	—	217
Common stock issued for employee benefit plans	6,508	—	12	—	—	—	—	—	12
Common stock repurchases	—	—	—	—	—	5,548	(423)	—	(423)
Stock compensation expense	—	—	61	—	—	—	—	—	61
Purchase of redeemable noncontrolling interest	—	—	(12)	—	—	—	—	—	(12)
Balance, March 31, 2023	614,355	$1	$20,121	$(915)	$10,471	62,641	$(4,636)	$124	$25,166
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	1,058	—	—	(3)	1,055
Other comprehensive loss, net of $(34) tax	—	—	—	(83)	—	—	—	—	(83)
Common stock issued for employee benefit plans	388	—	9	—	—	—	—	—	9
Common stock repurchases	—	—	—	—	—	6,099	(408)	—	(408)
Stock compensation expense	—	—	56	—	—	—	—	—	56
Purchase of non-redeemable noncontrolling interests	—	—	(3)	—	—	—	—	(24)	(27)
Balance, June 30, 2023	614,743	$1	$20,183	$(998)	$11,529	68,740	$(5,044)	$97	$25,768

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$2,304	$2,185
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	614	650
Stock compensation expense	132	117
Impairment	13	38
Deferred income taxes	40	(160)
(Gain) loss on divestitures, net	(103)	(172)
Other adjustments, net	(11)	68
Changes in assets and liabilities
Premium and trade receivables	(1,059)	(319)
Other assets	(404)	(325)
Medical claims liabilities	173	139
Unearned revenue	(118)	1,895
Accounts payable and accrued expenses	(1,704)	618
Other long-term liabilities	1,838	2,081
Other operating activities, net	4	—
Net cash provided by operating activities	1,719	6,815
Cash flows from investing activities:
Capital expenditures	(337)	(440)
Purchases of investments	(3,434)	(3,199)
Sales and maturities of investments	2,497	2,293
Divestiture proceeds, net of divested cash	959	669
Net cash used in investing activities	(315)	(677)
Cash flows from financing activities:
Proceeds from long-term debt	350	1,281
Payments and repurchases of long-term debt	(565)	(1,322)
Common stock repurchases	(954)	(828)
Proceeds from common stock issuances	25	21
Purchase of noncontrolling interest	—	(85)
Other financing activities, net	(4)	—
Net cash used in financing activities	(1,148)	(933)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	(7)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	263	5,198
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	17,452	12,330
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$17,715	$17,528
Supplemental disclosures of cash flow information:
Interest paid	$352	$348
Income taxes paid	$610	$592

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	June 30,
	2024	2023
Cash and cash equivalents	$17,605	$17,170
Restricted cash and cash equivalents, included in restricted deposits	110	358
Total cash, cash equivalents and restricted cash and cash equivalents	$17,715	$17,528

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

2. Acquisitions and Divestitures

Magellan Specialty Health Divestiture

For the six months ended June 30, 2024, the Company recorded an additional gain on the previously reported divestiture of Magellan Specialty Health of $83 million for achievement of contingent consideration related to the sale and finalization of working capital adjustments, which is included in investment and other income in the Consolidated Statements of Operations.

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

On January 12, 2024, the Company completed the divestiture for $931 million. Upon closing the divestiture, the Company settled the foreign currency swap and recorded a corresponding gain of $20 million, which includes the cumulative translation adjustment previously recorded in accumulated other comprehensive income in the Consolidated Balance Sheet. The gain is included in investment and other income in the Consolidated Statements of Operations. During the six months ended June 30, 2024, the Company realized a net tax benefit of approximately $40 million on the loss recognized on the divestiture.

3. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	June 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$591	$—	$(7)	$584	$403	$—	$(8)	$395
Corporate securities	10,554	32	(468)	10,118	9,984	78	(461)	9,601
Restricted certificates of deposit	4	—	—	4	4	—	—	4
Restricted cash equivalents	110	—	—	110	259	—	—	259
Short-term time deposits	586	—	—	586	746	—	—	746
Municipal securities	4,229	7	(184)	4,052	4,135	21	(171)	3,985
Asset-backed securities	1,741	8	(29)	1,720	1,665	8	(35)	1,638
Residential mortgage-backed securities	1,606	2	(129)	1,479	1,503	7	(103)	1,407
Commercial mortgage-backed securities	1,222	2	(79)	1,145	1,149	5	(82)	1,072
Equity securities	17	—	—	17	17	—	—	17
Private equity investments	890	—	—	890	833	—	—	833
Life insurance contracts	189	—	—	189	174	—	—	174
Total	$21,739	$51	$(896)	$20,894	$20,872	$119	$(860)	$20,131

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. Private equity investments include direct investments in private equity securities as well as private equity funds. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with a focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of June 30, 2024, 99% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At June 30, 2024, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $168 million and $153 million at June 30, 2024 and December 31, 2023, respectively, and is included in other current assets in the Consolidated Balance Sheets.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 3 years at June 30, 2024.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	June 30, 2024				December 31, 2023
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$205	$(7)	$224	$—	$79	$(8)	$232
Corporate securities	(20)	1,895	(448)	6,017	(6)	658	(455)	6,260
Municipal securities	(11)	959	(173)	2,365	(4)	553	(167)	2,237
Asset-backed securities	(1)	266	(28)	519	(2)	197	(33)	855
Residential mortgage-backed securities	(7)	397	(122)	857	(2)	153	(101)	814
Commercial mortgage-backed securities	(1)	147	(78)	802	(2)	114	(80)	754
Short-term time deposits	—	—	—	—	—	31	—	—
Total	$(40)	$3,869	$(856)	$10,784	$(16)	$1,785	$(844)	$11,152

As of June 30, 2024, the gross unrealized losses were generated from 4,626 positions out of a total of 6,830 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	June 30, 2024				December 31, 2023
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,428	$2,403	$395	$392	$2,308	$2,284	$566	$564
One year through five years	7,877	7,546	733	709	7,738	7,431	527	504
Five years through ten years	4,166	3,947	291	278	3,905	3,735	298	283
Greater than ten years	147	143	37	36	155	154	34	35
Asset-backed securities	4,569	4,344	—	—	4,317	4,117	—	—
Total	$19,187	$18,383	$1,456	$1,415	$18,423	$17,721	$1,425	$1,386

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

The following table summarizes fair value measurements by level at June 30, 2024, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$17,605	$—	$—	$17,605
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58	$—	$—	$58
Corporate securities	—	10,080	—	10,080
Municipal securities	—	3,315	—	3,315
Short-term time deposits	—	586	—	586
Asset-backed securities	—	1,720	—	1,720
Residential mortgage-backed securities	—	1,479	—	1,479
Commercial mortgage-backed securities	—	1,145	—	1,145
Equity securities	14	3	—	17
Total investments	$72	$18,328	$—	$18,400
Restricted deposits:
Cash and cash equivalents	$110	$—	$—	$110
U.S. Treasury securities and obligations of U.S. government corporations and agencies	526	—	—	526
Corporate securities	—	38	—	38
Certificates of deposit	—	4	—	4
Municipal securities	—	737	—	737
Total restricted deposits	$636	$779	$—	$1,415
Total assets at fair value	$18,313	$19,107	$—	$37,420

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

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $1,079 million and $1,007 million as of June 30, 2024 and December 31, 2023, respectively.

5. Medical Claims Liability

The following table summarizes the change in medical claims liability for the six months ended June 30, 2024 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2024	$10,814	$3,612	$3,460	$114	$18,000
Less: Reinsurance recoverable	5	—	44	—	49
Balance, January 1, 2024, net	10,809	3,612	3,416	114	17,951
Incurred related to:
Current year	39,398	10,953	12,274	758	63,383
Prior years	(1,136)	(316)	(326)	7	(1,771)
Total incurred	38,262	10,637	11,948	765	61,612
Paid related to:
Current year	30,696	8,093	9,143	633	48,565
Prior years	7,918	2,562	2,367	121	12,968
Total paid	38,614	10,655	11,510	754	61,533
Plus: Premium deficiency reserve	—	85	—	—	85
Balance, June 30, 2024, net	10,457	3,679	3,854	125	18,115
Plus: Reinsurance recoverable	15	—	43	—	58
Balance, June 30, 2024	$10,472	$3,679	$3,897	$125	$18,173

The following table summarizes the change in medical claims liability for the six months ended June 30, 2023 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2023	$11,253	$3,431	$1,921	$140	$16,745
Less: Reinsurance recoverable	7	—	19	—	26
Balance, January 1, 2023, net	11,246	3,431	1,902	140	16,719
Incurred related to:
Current year	40,622	10,083	8,857	773	60,335
Prior years	(1,153)	(191)	(208)	(2)	(1,554)
Total incurred	39,469	9,892	8,649	771	58,781
Paid related to:
Current year	31,837	7,726	6,751	656	46,970
Prior years	7,890	2,357	1,282	137	11,666
Total paid	39,727	10,083	8,033	793	58,636
Balance, June 30, 2023, net	10,988	3,240	2,518	118	16,864
Plus: Reinsurance recoverable	5	—	15	—	20
Balance, June 30, 2023	$10,993	$3,240	$2,533	$118	$16,884

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of development within "Incurred related to: Prior years," the Company recorded $88 million and $319 million as a reduction to premium revenue in the six months ended June 30, 2024 and 2023, respectively, for minimum health benefits ratio (HBR) and other return of premium programs.

Incurred but not reported (IBNR) plus expected development on reported claims as of June 30, 2024 was $12,337 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

The Company reviews actual and anticipated experience compared to the assumptions used to establish medical costs. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing and measuring the profitability of such contracts and expected investment income is excluded. In December 2023, the Company recorded a premium deficiency reserve of $250 million related to the 2024 Medicare Advantage contract year, which was increased to $300 million in the first quarter of 2024 and to $335 million in the second quarter of 2024 consistent with the intra-year flow of seasonality.

6. Affordable Care Act

The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual medical loss ratio (MLR) and cost sharing reductions.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	June 30, 2024	December 31, 2023
Risk adjustment receivable	$2,047	$893
Risk adjustment payable	(3,475)	(2,553)
Minimum medical loss ratio	(675)	(164)
Cost sharing reduction receivable	12	—
Cost sharing reduction payable	(111)	(114)
In July 2024, the Centers for Medicare and Medicaid Services (CMS) announced the final risk adjustment transfers for the 2023 benefit year. Based on the Company's estimate of the final settlement, the risk adjustment net payable was decreased by $1,344 million in the first half of 2024. After consideration of minimum MLR and other related impacts, the net pre-tax benefit recognized was $945 million in the six months ended June 30, 2024 ($78 million in the first quarter of 2024 and $867 million in the second quarter of 2024).

7. Debt

Debt consists of the following ($ in millions):

	June 30, 2024	December 31, 2023
$2,500 million 4.25% Senior Notes due December 15, 2027	$2,397	$2,395
$2,300 million 2.45% Senior Notes due July 15, 2028	2,303	2,303
$3,500 million 4.625% Senior Notes due December 15, 2029	3,277	3,277
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes due March 1, 2031	2,200	2,200
$1,300 million 2.625% Senior Notes due August 1, 2031	1,300	1,300
Total senior notes	15,677	15,675
Term Loan Facility	2,060	2,115
Revolving Credit Agreement	—	150
Finance leases and other	2	11
Debt issuance costs	(111)	(122)
Total debt	17,628	17,829
Less: current portion	(112)	(119)
Long-term debt	$17,516	$17,710

8. Stockholders' Equity

The Company's Board of Directors has authorized a stock repurchase program of the Company's common stock from time to time on the open market or through privately negotiated transactions. The Company is authorized to repurchase up to $10,000 million, inclusive of past authorizations. As of June 30, 2024, the Company had a remaining amount of $4,378 million available under the stock repurchase program.

The following represents the Company's share repurchase activity ($ in millions, shares in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Share buybacks	10,660	$800	6,028	$400	11,341	$851	10,880	$777
Income tax withholding	44	3	71	5	1,346	103	767	51
Total share repurchases (1)	10,704	$803	6,099	$405	12,687	$954	11,647	$828

(1)	Excludes share repurchase excise tax of approximately $7 million and $3 million accrued as of June 30, 2024 and 2023, respectively.

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

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Earnings attributable to Centene Corporation	$1,146	$1,058	$2,309	$2,188

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	529,602	548,932	532,385	549,850
Common stock equivalents (as determined by applying the treasury stock method)	1,153	1,376	2,132	2,146
Weighted average number of common shares and potential dilutive common shares outstanding	530,755	550,308	534,517	551,996

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$2.16	$1.93	$4.34	$3.98
Diluted earnings per common share	$2.16	$1.92	$4.32	$3.96

The calculation of diluted earnings per common share for the three months ended June 30, 2024 and 2023 excludes 271 thousand shares and 1,519 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

The calculation of diluted earnings per common share for the six months ended June 30, 2024 and 2023 excludes 267 thousand shares and 1,611 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

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

Segment information for the three months ended June 30, 2024, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$20,229	$5,978	$8,534	$399	$35,140
Service	21	—	1	811	833
Premium and service revenues	20,250	5,978	8,535	1,210	35,973
Premium tax	3,863	—	—	—	3,863
Total external revenues	24,113	5,978	8,535	1,210	39,836
Internal revenues	—	—	—	4,081	4,081
Eliminations	—	—	—	(4,081)	(4,081)
Total revenues	$24,113	$5,978	$8,535	$1,210	$39,836

Medical costs	$18,767	$5,333	$6,268	$397	$30,765

Cost of services	$22	$—	$—	$658	$680

Gross margin (1)	$1,461	$645	$2,267	$155	$4,528

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the three months ended June 30, 2023, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$21,895	$5,665	$5,734	$419	$33,713
Service	—	—	—	1,125	1,125
Premium and service revenues	21,895	5,665	5,734	1,544	34,838
Premium tax	2,770	—	—	—	2,770
Total external revenues	24,665	5,665	5,734	1,544	37,608
Internal revenues	—	—	—	3,789	3,789
Eliminations	—	—	—	(3,789)	(3,789)
Total revenues	$24,665	$5,665	$5,734	$1,544	$37,608

Medical costs	$19,459	$4,884	$4,644	$360	$29,347

Cost of services	$2	$—	$—	$875	$877

Gross margin (1)	$2,434	$781	$1,090	$309	$4,614

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the six months ended June 30, 2024, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$41,667	$11,913	$16,284	$805	$70,669
Service	43	—	2	1,596	1,641
Premium and service revenues	41,710	11,913	16,286	2,401	72,310
Premium tax	7,933	—	—	—	7,933
Total external revenues	49,643	11,913	16,286	2,401	80,243
Internal revenues	—	—	—	8,161	8,161
Eliminations	—	—	—	(8,161)	(8,161)
Total revenues	$49,643	$11,913	$16,286	$2,401	$80,243

Medical costs	$38,262	$10,722	$11,948	$765	$61,697

Cost of services	$43	$—	$—	$1,306	$1,349

Gross margin (1)	$3,405	$1,191	$4,338	$330	$9,264

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the six months ended June 30, 2023, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$44,122	$11,541	$10,986	$889	$67,538
Service	—	—	—	2,252	2,252
Premium and service revenues	44,122	11,541	10,986	3,141	69,790
Premium tax	6,707	—	—	—	6,707
Total external revenues	50,829	11,541	10,986	3,141	76,497
Internal revenues	—	—	—	7,656	7,656
Eliminations	—	—	—	(7,656)	(7,656)
Total revenues	$50,829	$11,541	$10,986	$3,141	$76,497

Medical costs	$39,469	$9,892	$8,649	$771	$58,781

Cost of services	$2	$—	$—	$1,745	$1,747

Gross margin (1)	$4,651	$1,649	$2,337	$625	$9,262

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

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

EXECUTIVE OVERVIEW

General

We are a leading provider of government-sponsored healthcare. We provide access to quality healthcare for more than 1 in 15 individuals nationwide through government-sponsored programs, including Medicaid, Medicare and the Health Insurance Marketplace. Our focus is on improving health and health care for low-income, complex populations.

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

The COVID-19 pandemic impacted and continues to affect our business as it relates to Medicaid eligibility changes. The Families First Coronavirus Response Act, enacted in March 2020, increased federal matching rates for state Medicaid programs with a requirement that states suspend Medicaid redeterminations throughout the public health emergency (PHE). As a result, since the onset of the PHE through March 2023, our Medicaid membership increased by 3.6 million members (excluding new states North Carolina and Delaware and various state product expansions or managed care organization changes). The Consolidated Appropriations Act, 2023, signed into law on December 29, 2022, delinked the Medicaid continuous coverage requirements from the PHE and, as a result, some states began Medicaid disenrollments on April 1, 2023. Per the Act and clarifying CMS guidance, redeterminations related to the PHE were largely intended to conclude during the second quarter of 2024. However, redeterminations in certain states moved at a slower pace due to CMS compliance action to pause and/or complete corrective action prior to disenrolling beneficiaries and some states have seen redeterminations extend past the second quarter of 2024. Since redeterminations began in April 2023, our Medicaid membership decreased by 2.4 million members. We anticipate that any remaining reductions will be limited as the majority of states have substantially completed their unwinding processes as of July 2024.

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

We also closely monitor state legislation across our markets and are advocating for and seeing adoption of coverage expansions for Medicaid adult populations (e.g., North Carolina), postpartum, foster care children, among others, as well as mitigating adverse legislation addressing pharmacy, prior authorization and other issues. The Consolidated Appropriations Act, 2023 outlined key coverage expansion provisions, which went into effect in January 2024, requiring states to provide 12 months of continuous coverage for children under Medicaid and the Children's Health Insurance Program (CHIP). The year-end spending bill also made the state option to extend coverage for postpartum women for up to 12 months permanent.

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

Second Quarter 2024 Highlights

Our financial performance for the second quarter of 2024 is summarized as follows:

•Managed care membership of 28.5 million, an increase of 66 thousand members, or 0.2% year-over-year.

•Total revenues of $39.8 billion, representing 6% growth year-over-year.

•Premium and service revenues of $36.0 billion, representing 3% growth year-over-year.

•HBR of 87.6%, compared to 87.0% for the second quarter of 2023.

•SG&A expense ratio of 8.0%, compared to 8.7% for the second quarter of 2023.

•Adjusted SG&A expense ratio of 8.0%, compared to 8.6% for the second quarter of 2023.

•Operating cash flows provided cash of $2.2 billion in the second quarter of 2024.

•Diluted earnings per share (EPS) of $2.16, compared to $1.92 for the second quarter of 2023.

•Adjusted diluted EPS of $2.42, compared to $2.10 for the second quarter of 2023.

A reconciliation from GAAP diluted EPS to adjusted diluted EPS is highlighted below, and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended June 30,
	2024	2023
GAAP diluted EPS attributable to Centene	$2.16	$1.92
Amortization of acquired intangible assets	0.33	0.33
Acquisition and divestiture related expenses	0.01	0.02
Other adjustments (1)	—	(0.13)
Income tax effects of adjustments (2)	(0.08)	(0.04)
Adjusted diluted EPS	$2.42	$2.10
(1) Other adjustments include the following pre-tax items:
2024:
(a) gain on the previously reported divestiture of Circle Health Group (Circle Health) of $10 million, or $0.02 per share ($0.02 after-tax), an additional loss on the divestiture of our Spanish and Central European businesses of $7 million, or $0.01 per share ($0.01 after-tax), severance costs due to a restructuring of $4 million, or $0.01 per share ($0.01 after-tax), reduction to the net gain on the sale of property due to closing costs of $3 million, or $0.00 per share ($0.00 after-tax) and net gain on the finalization of working capital adjustments for the previously reported divestiture of Magellan Specialty Health of $2 million, or $0.00 per share ($0.00 after-tax);

2023:
(a) gain on the sale of Apixio of $91 million, or $0.16 per share ($0.11 after-tax), gain on the previously reported divestiture of Centurion of $15 million, or $0.02 per share ($0.01 after-tax), an additional loss on the divestiture of our Spanish and Central European businesses of $13 million, or $0.02 per share ($0.01 after-tax) and real estate impairments of $19 million, or $0.03 per share ($0.02 after-tax).

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

•In September 2023, our subsidiary, Superior HealthPlan (Superior), commenced a new six-year contract awarded by the Texas Health and Human Services Commission to continue providing youth in foster care with healthcare coverage through the STAR Health Medicaid program. Superior has been the sole provider of STAR Health coverage since the program launched in 2008.

•In April 2023, eligibility redeterminations related to the PHE began. We anticipate that any remaining reductions will be limited as the majority of states have substantially completed their unwinding processes as of July 2024. We continue to work with our state partners to match rates to acuity post-redeterminations.

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

Medicare

•Given our strong bid positioning, Medicare Prescription Drug Plan (PDP) membership increased 47% year-over-year.

•Consistent with our strategic positioning and bid strategy, Medicare Advantage membership declined year-over-year.

•The decrease in our Star quality ratings in the 2023 rating year, which CMS published in October 2022, adversely impacts our 2024 Medicare revenue. The decrease in Star quality ratings is driven by the expiration of certain disaster relief provisions as well as deterioration in select metrics. As a result of this expectation, we recorded a premium deficiency reserve of $250 million in the fourth quarter of 2023, which increased to $300 million in the first quarter of 2024 and to $335 million in the second quarter of 2024 to reflect the seasonality of earnings, in connection with the 2024 Medicare Advantage business.

Commercial

•In 2024, our Health Insurance Marketplace product, Ambetter Health expanded into Delaware. In total, the Marketplace plan is available across 29 states. Additionally, Marketplace membership increased 34% year-over-year due to the expanded footprint, strong product positioning and open enrollment results, as well as overall market growth.

Other

•In December 2023 and January 2024, we completed the divestitures of Operose Health Group (Operose Health) and Circle Health, respectively.

•In June 2023, we completed the divestiture of Apixio. We maintain a close relationship with, and a minority interest in, the business.

•In January 2023, we completed the divestitures of Magellan Specialty Health, Centurion and HealthSmart.

The benefits of successful execution of our value creation initiatives have impacted our current results of operations and will continue to impact future results of operations, including the implementation of our new third-party pharmacy benefits management (PBM) contract, which commenced in January 2024.

We expect the following items to impact our future results of operations, subject to the resolution of various third-party protests within the Medicaid segment:

Medicaid

•In July 2024, our subsidiaries, Carolina Complete Health and WellCare of North Carolina, began coordinating physical and/or other health services with Local Management Entities/Managed Care Organizations under the state's new Tailored Plan program. The Tailored Plans are integrated health plans designed for individuals with significant behavioral health needs or intellectual/developmental disabilities.

•In June 2024, our subsidiary, Western Sky Community Care, concluded serving members upon the expiration of its New Mexico Medicaid managed care contract.

•In May 2024, our subsidiary, Sunflower Health Plan, was selected to continue providing managed health care services through KanCare, the State of Kansas' Medicaid and Children's Health Insurance Program. The new, three-year contract is expected to take effect on January 1, 2025, with the option to renew for up to two, 12-month extensions.

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

•In December 2023, our subsidiary, Arizona Complete Health, was selected by the Arizona Health Care Cost Containment System – Arizona's single state Medicaid agency – to provide managed care for the Arizona Long Term Care System (ALTCS). The program supports Arizonans who are elderly and/or have a physical disability (E/PD) with physical and behavioral healthcare, as well as provides pharmacy benefits. The new ALTCS-E/PD contract is anticipated to begin in October 2024 and is a three-year term, with four optional one-year extensions, for a total of seven possible contract years.

•In July 2023, our subsidiary, Superior, announced it entered into a contract to continue to provide healthcare coverage to the aged, blind or disabled (ABD) population in the state's STAR+PLUS program. The contract is anticipated to begin in September 2024 for a six-year term with a maximum of three additional two-year extensions.

•In August 2022, our subsidiary, Magnolia Health Plan (Magnolia), was awarded the Mississippi Division of Medicaid contract. Under the new contract, Magnolia will continue serving the state's Coordinated Care Organization Program, which will consist of the Mississippi Coordinated Access Network and the Mississippi CHIP. The contract is anticipated to begin in July 2025.

Medicare

•In October 2023, CMS issued 2024 Medicare Advantage Star Ratings on the Medicare Plan Finder, which was subsequently updated in July 2024. Based on the data, approximately 74% of membership is associated with contracts showing year-over-year unrounded score improvement, and approximately 91% of membership is associated with contracts rated 3.0 stars or better - compared to 53% in the prior year.

Other

•In July 2024, we entered into a definitive agreement to sell Collaborative Health Systems, a management services organization, to Astrana Health, Inc. The transaction is expected to close by the end of 2024.

•In July 2024, our subsidiary, Magellan Health, commenced the Idaho Behavioral Health Plan contract.

•In December 2022, the Department of Defense announced that the TRICARE Managed Care Support Contract commencing in 2025 were not awarded to Health Net Federal Services.

MEMBERSHIP

From June 30, 2023 to June 30, 2024, our managed care membership increased by 66 thousand, or 0.2%. The following table sets forth our membership by line of business:

	June 30, 2024	December 31, 2023	June 30, 2023
Traditional Medicaid (1)	11,640,900	12,754,000	14,260,400
High Acuity Medicaid (2)	1,499,000	1,718,000	1,799,200
Total Medicaid	13,139,900	14,472,000	16,059,600
Commercial Marketplace	4,401,300	3,900,100	3,295,200
Commercial Group	426,400	427,500	435,000
Total Commercial	4,827,700	4,327,600	3,730,200
Medicare (3)	1,138,400	1,284,200	1,329,000
Medicare PDP	6,603,600	4,617,800	4,493,700
Total at-risk membership	25,709,600	24,701,600	25,612,500
TRICARE eligibles	2,768,000	2,773,200	2,799,300
Total	28,477,600	27,474,800	28,411,800

(1)	Membership includes Temporary Assistance for Needy Families (TANF), Medicaid Expansion, Children's Health Insurance Program (CHIP), Foster Care, and Behavioral Health.
(2)	Membership includes Aged, Blind, or Disabled (ABD), Intellectual and Developmental Disabilities (IDD), Long-Term Services and Supports (LTSS) and Medicare-Medicaid Plans (MMP) Duals.
(3)	Membership includes Medicare Advantage and Medicare Supplement.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and six months ended June 30, 2024 and 2023, prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Summarized comparative financial data for the three and six months ended June 30, 2024 and 2023 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Premium	$35,140	$33,713	4%	$70,669	$67,538	5%
Service	833	1,125	(26)%	1,641	2,252	(27)%
Premium and service revenues	35,973	34,838	3%	72,310	69,790	4%
Premium tax	3,863	2,770	39%	7,933	6,707	18%
Total revenues	39,836	37,608	6%	80,243	76,497	5%
Medical costs	30,765	29,347	5%	61,697	58,781	5%
Cost of services	680	877	(22)%	1,349	1,747	(23)%
Selling, general and administrative expenses	2,894	3,016	(4)%	6,112	6,027	1%
Depreciation expense	133	146	(9)%	268	288	(7)%
Amortization of acquired intangible assets	173	179	(3)%	346	362	(4)%
Premium tax expense	3,962	2,854	39%	8,123	6,865	18%
Impairment	—	18	n.m.	13	38	(66)%
Earnings from operations	1,229	1,171	5%	2,335	2,389	(2)%
Investment and other income	463	425	9%	1,008	778	30%
Interest expense	(176)	(181)	3%	(354)	(361)	2%
Earnings before income tax	1,516	1,415	7%	2,989	2,806	7%
Income tax expense	370	360	3%	685	621	10%
Net earnings	1,146	1,055	9%	2,304	2,185	5%
Loss attributable to noncontrolling interests	—	3	n.m.	5	3	67%
Net earnings attributable to Centene Corporation	$1,146	$1,058	8%	$2,309	$2,188	6%

Diluted earnings per common share attributable to Centene Corporation	$2.16	$1.92	13%	$4.32	$3.96	9%

n.m.: not meaningful

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Total Revenues

Total revenues increased 6% in the three months ended June 30, 2024, over the corresponding period in 2023, primarily driven by membership growth in the Marketplace business due to strong product positioning as well as overall market growth and outperformance in Marketplace risk adjustment for the 2023 benefit year, along with increased premium tax revenue, partially offset by recent divestitures in the Other segment and lower Medicaid membership primarily due to redeterminations.

Operating Expenses

Medical Costs/HBR

The HBR for the three months ended June 30, 2024, was 87.6%, compared to 87.0% in the same period in 2023. The increase was driven by higher acuity in Medicaid as we progressed through the redetermination process and continue to work with states to match rates with acuity. The increase was also driven by Medicare Star rating impacts. The increase was partially offset by Marketplace membership growth and improved margin through strong 2024 product design and execution as well as outperformance in Marketplace risk adjustment for the 2023 benefit year.

Cost of Services

Cost of services decreased by $197 million in the three months ended June 30, 2024, compared to the corresponding period in 2023. The decrease was driven by recent divestitures. The cost of service ratio for the three months ended June 30, 2024, was 81.6%, compared to 78.0% in the same period in 2023. The increase was primarily driven by the divestiture of Circle Health, which operated at a lower cost of service ratio.

Selling, General & Administrative Expenses

The SG&A expense ratio was 8.0% for the second quarter of 2024, compared to 8.7% in the second quarter of 2023. The adjusted SG&A expense ratio was 8.0% for the second quarter of 2024, compared to 8.6% in the second quarter of 2023. The decreases were driven by Marketplace risk adjustment revenue, the divestiture of Circle Health, which operated at a higher SG&A expense ratio, and ongoing SG&A reduction initiatives. The decreases were partially offset by growth in the Marketplace business, which operates at a meaningfully higher SG&A expense ratio as compared to Medicaid.

Impairment

During the second quarter of 2023, we recorded total impairment charges of $18 million related to our ongoing real estate optimization initiative.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended June 30, ($ in millions):

	2024	2023
Investment and other income	$463	$425
Interest expense	(176)	(181)
Other income (expense), net	$287	$244

Investment and other income. Investment and other income increased by $38 million in the three months ended June 30, 2024, compared to the corresponding period in 2023. The three months ended June 30, 2024 included increased interest income on investments driven by higher interest rates and cash balances. The three months ended June 30, 2024 also included a $10 million gain on the previously reported divestiture of Circle Health partially offset by a $7 million additional loss on the divestiture of our Spanish and Central European businesses, a $3 million reduction to the net gain on the sale of property due to closing costs and a net gain on the finalization of working capital adjustments for the previously reported divestiture of Magellan Specialty Health of $2 million.

The three months ended June 30, 2023 included a $91 million gain on the sale of Apixio and a $15 million gain on the previously reported divestiture of Centurion, partially offset by an additional loss on the divestiture of our Spanish and Central European businesses of $13 million.

Interest expense. Interest expense decreased by $5 million in the three months ended June 30, 2024, compared to the corresponding period in 2023.

Income Tax Expense

For the three months ended June 30, 2024, we recorded income tax expense of $370 million on pre-tax earnings of $1.5 billion, or an effective tax rate of 24.4%. The effective tax rate for the second quarter of 2024 reflects tax effects of settlements with taxing authorities. For the second quarter of 2024, our effective tax rate on adjusted earnings was 24.4%.

For the three months ended June 30, 2023, we recorded an income tax expense of $360 million on pre-tax earnings of $1.4 billion, or an effective tax rate of 25.4%. For the second quarter of 2023, our effective tax rate on adjusted earnings was 24.9%.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended June 30, ($ in millions):

	2024	2023	% Change
Total Revenues
Medicaid	$24,113	$24,665	(2)%
Medicare	5,978	5,665	6%
Commercial	8,535	5,734	49%
Other	1,210	1,544	(22)%
Consolidated total	$39,836	$37,608	6%
Gross Margin (1)
Medicaid	$1,461	$2,434	(40)%
Medicare	645	781	(17)%
Commercial	2,267	1,090	108%
Other	155	309	(50)%
Consolidated total	$4,528	$4,614	(2)%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Medicaid

Total revenues decreased 2% in the three months ended June 30, 2024, compared to the corresponding period in 2023. Gross margin decreased $973 million in the three months ended June 30, 2024, compared to the corresponding period in 2023. The decrease in total revenues was driven by lower membership largely due to redeterminations. Gross margin decreased due to lower overall membership as a result of the redetermination process, coupled with higher acuity post-redeterminations as we continue to work with our state partners to match rates to the changes in acuity.

Medicare

Total revenues increased 6% in the three months ended June 30, 2024, compared to the corresponding period in 2023 primarily driven by increased PDP membership of 47%, partially offset by lower Medicare Advantage revenue resulting from the Star quality ratings impact discussed above. Gross margin decreased $136 million in the three months ended June 30, 2024, compared to the corresponding period in 2023, primarily driven by lower Medicare Advantage revenue.

Commercial

Total revenues increased 49% in the three months ended June 30, 2024, compared to the corresponding period in 2023. Gross margin increased $1.2 billion in the three months ended June 30, 2024, compared to the corresponding period in 2023. Increases were primarily driven by 34% membership growth in the Marketplace business along with improved margin through strong 2024 product design and execution as well as outperformance in Marketplace risk adjustment for the 2023 benefit year.

Other

Total revenues decreased 22% in the three months ended June 30, 2024, compared to the corresponding period in 2023. Gross margin decreased $154 million in the three months ended June 30, 2024, compared to the corresponding period in 2023. Decreases were primarily due to recent divestitures.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Total Revenues

Total revenues increased 5% in the six months ended June 30, 2024, over the corresponding period in 2023 primarily driven by membership growth in the Marketplace business due to strong product positioning as well as overall market growth and outperformance in Marketplace risk adjustment for the 2023 benefit year, along with increased premium tax revenue, partially offset by recent divestitures in the Other segment and lower Medicaid membership primarily due to redeterminations.

Operating Expenses

Medical Costs/HBR

The HBR for the six months ended June 30, 2024 was 87.3%, compared to 87.0% in the same period in 2023. The increase was driven by higher acuity in Medicaid as we progressed through the redetermination process and continue to work with states to match rates with acuity. The increase was also driven by Medicare Star rating impacts. The increase was partially offset by Marketplace membership growth and improved margin through strong 2024 product design and execution as well as outperformance in Marketplace risk adjustment for the 2023 benefit year.

Cost of Services

Cost of services decreased by $398 million in the six months ended June 30, 2024, compared to the corresponding period in 2023. The decrease was driven by recent divestitures. The cost of service ratio for the six months ended June 30, 2024 was 82.2%, compared to 77.6% in the same period in 2023. The increase was primarily driven by the divestiture of Circle Health, which operated at a lower cost of service ratio.

Selling, General & Administrative Expenses

The SG&A expense ratio for the six months ended June 30, 2024 was 8.5%, compared to 8.6% for the corresponding period in 2023. The adjusted SG&A expense ratio for the six months ended June 30, 2024 was 8.3%, compared to 8.6% for the six months ended June 30, 2023. The decrease in the adjusted SG&A expense ratio was driven by Marketplace risk adjustment revenue, the divestiture of Circle Health, which operated at a higher SG&A expense ratio, and ongoing SG&A reduction initiatives. The decrease was partially offset by growth in the Marketplace business, which operates at a meaningfully higher SG&A expense ratio as compared to Medicaid, and Medicare distribution costs.

Impairment

During the six months ended June 30, 2024 we recorded total impairment charges of $13 million, driven by Health Net Federal Services property, software and equipment related to the TRICARE Managed Care Support Contract that was no longer recoverable following the 2024 final ruling.

During the six months ended June 30, 2023, we recorded total impairment charges of $38 million related to our ongoing real estate optimization initiative.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the six months ended June 30, ($ in millions):

	2024	2023
Investment and other income	$1,008	$778
Interest expense	(354)	(361)
Other income (expense), net	$654	$417

Investment and other income. Investment and other income increased by $230 million in the six months ended June 30, 2024, compared to the corresponding period in 2023, driven by higher interest rates on larger investment balances. The six months ended June 30, 2024 also included an $83 million Magellan Specialty Health divestiture gain, $21 million net gain on the sale of property, $20 million Circle Health divestiture gain and $7 million HealthSmart divestiture gain partially offset by an additional loss on the divestiture of our Spanish and Central European businesses of $7 million.

The six months ended June 30, 2023 included a $91 million gain on the sale of Apixio, the $79 million gain on the sale of Magellan Specialty Health, and the $15 million gain on the previously reported divestiture of Centurion, partially offset by an additional loss on the divestiture of our Spanish and Central European businesses of $13 million.

Interest expense. Interest expense decreased by $7 million in the six months ended June 30, 2024, compared to the corresponding period in 2023.

Income Tax Expense

For the six months ended June 30, 2024, we recorded income tax expense of $685 million on pre-tax earnings of $3.0 billion, or an effective tax rate of 22.9%. The effective tax rate for 2024 reflects tax effects of the Circle Health divestiture. For the six months ended June 30, 2024, our effective tax rate on adjusted earnings was 24.5%.

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

Segment Results

The following table summarizes our consolidated operating results by segment for the six months ended June 30, ($ in millions):

	2024	2023	% Change
Total Revenues
Medicaid	$49,643	$50,829	(2)%
Medicare	11,913	11,541	3%
Commercial	16,286	10,986	48%
Other	2,401	3,141	(24)%
Consolidated total	$80,243	$76,497	5%
Gross Margin (1)
Medicaid	$3,405	$4,651	(27)%
Medicare	1,191	1,649	(28)%
Commercial	4,338	2,337	86%
Other	330	625	(47)%
Consolidated total	$9,264	$9,262	n.m.

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

n.m.: not meaningful

Medicaid

Total revenues decreased 2% in the six months ended June 30, 2024, compared to the corresponding period in 2023. Gross margin decreased $1.2 billion in the six months ended June 30, 2024, compared to the corresponding period in 2023. The decrease in total revenues was driven by lower membership largely due to redeterminations. Gross margin decreased due to lower overall membership as a result of the redetermination process, coupled with higher acuity post-redeterminations as we continue to work with our state partners to match rates to the changes in acuity.

Medicare

Total revenues increased 3% in the six months ended June 30, 2024, compared to the corresponding period in 2023, primarily driven by increased PDP membership of 47%, partially offset by lower Medicare Advantage revenue resulting from the Star quality ratings impact discussed above. Gross margin decreased $458 million in the six months ended June 30, 2024, compared to the corresponding period in 2023 driven primarily by lower Medicare Advantage revenue.

Commercial

Total revenues increased 48% in the six months ended June 30, 2024, compared to the corresponding period in 2023. Gross margin increased $2.0 billion in the six months ended June 30, 2024, compared to the corresponding period in 2023. Increases were primarily driven by 34% membership growth in the Marketplace business along with improved margin through strong 2024 product design and execution as well as outperformance in Marketplace risk adjustment for the 2023 benefit year.

Other

Total revenues decreased 24% in the six months ended June 30, 2024, compared to the corresponding period in 2023. Gross margin decreased $295 million in the six months ended June 30, 2024, compared to the corresponding period in 2023. Decreases were primarily due to recent divestitures.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$1,719	$6,815
Net cash used in investing activities	(315)	(677)
Net cash used in financing activities	(1,148)	(933)
Effect of exchange rate changes on cash and cash equivalents	7	(7)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$263	$5,198

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our Revolving Credit Facility. Operating activities provided cash of $1.7 billion in the six months ended June 30, 2024, compared to providing cash of $6.8 billion in the comparable period in 2023.

Cash flows provided by operations in 2024 were primarily driven by net earnings partially offset by pharmacy rebate remittance timing as we transitioned to the new third-party PBM, which commenced in January 2024.

Cash flows provided by operations in 2023 were driven by net earnings and increases in unearned revenue and accounts payable driven by the early receipt of payments from CMS.

Cash Flows Used in Investing Activities

Investing activities used cash of $315 million in the six months ended June 30, 2024, and used cash of $677 million in the comparable period in 2023. Cash flows used in investing activities in 2024 and 2023 were driven primarily by net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures, partially offset by divestiture proceeds.

We spent $337 million and $440 million in the six months ended June 30, 2024 and 2023, respectively, on capital expenditures the majority of which was driven by system enhancements and computer hardware.

As of June 30, 2024, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.4 years. At June 30, 2024, we had unregulated cash and investments of $1.1 billion, including $217 million of cash and cash equivalents and $860 million of investments. Unregulated cash and investments at December 31, 2023 was $1.0 billion, including $200 million of cash and cash equivalents and $810 million of investments.

Cash Flows Used in Financing Activities

Financing activities used cash of $1.1 billion in the six months ended June 30, 2024, compared to using cash of $933 million in the comparable period in 2023. Financing activities in 2024 were driven by stock repurchases of $954 million, which included $851 million under the stock repurchase program and $103 million of repurchases related to income tax withholding upon the vesting of previously awarded stock grants, and net decreases in debt of $215 million.

Financing activities in 2023 were driven by stock repurchases of $828 million.

Liquidity Metrics

We have a stock repurchase program authorizing us to repurchase common stock from time to time on the open market or through privately negotiated transactions. In 2023, the Company's Board of Directors authorized up to a cumulative total of $10.0 billion of repurchases under the program.

During the second quarter of 2024, we repurchased 10.7 million shares of common stock for $800 million under the stock repurchase program. We have approximately $4.4 billion remaining under the program for repurchases as of June 30, 2024. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. Refer to Note 8. Stockholders' Equity for further information on stock repurchases.

As of June 30, 2024, we had an aggregate principal amount of $15.7 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain restrictive covenants. As of June 30, 2024, we were in compliance with all covenants.

As part of our capital allocation strategy, we may decide to repurchase debt or raise capital through the issuance of debt in the form of senior notes. In 2022, the Company's Board of Directors also authorized a $1.0 billion senior note debt repurchase program. No repurchases were made during the quarter ended June 30, 2024. As of June 30, 2024, there was $700 million available under the senior note debt repurchase program.

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains customary covenants as well as financial covenants including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 4.0 to 1.0. As of June 30, 2024, we had no borrowings outstanding under our Revolving Credit Facility, $2.1 billion of borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of June 30, 2024, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $146 million as of June 30, 2024, which were not part of our Revolving Credit Facility. The letters of credit bore weighted interest of 0.7% as of June 30, 2024. In addition, we had outstanding surety bonds of $914 million as of June 30, 2024.

At June 30, 2024, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 39.1%, compared to 40.7% at December 31, 2023. The debt to capital ratio decrease was primarily driven by net earnings, partially offset by year-to-date stock repurchases. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

At June 30, 2024, we had working capital, defined as current assets less current liabilities, of $5.7 billion, compared to $4.0 billion at December 31, 2023. We manage our short-term and long-term investments aiming to ensure a sufficient portion of the portfolio is highly liquid and can be sold to fund short-term requirements as needed.

2024 Expectations

During the remainder of 2024, we expect to receive net dividends from our insurance subsidiaries of approximately $1.2 billion and spend approximately $300 million in additional capital expenditures.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the six months ended June 30, 2024, we received dividends of $1.6 billion from and made $282 million of capital contributions to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate risk-based capital (RBC) level as of December 31, 2023, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We intend to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2024.

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

The NAIC has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of June 30, 2024, each of our health plans was in compliance with the RBC requirements enacted in those states.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of June 30, 2024, we had short-term investments of $2.6 billion and long-term investments of $18.3 billion, including restricted deposits of $1.4 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government-sponsored obligations, life insurance contracts, asset-backed securities, and equity securities, and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states' requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2024, the fair value of our fixed income investments would decrease by approximately $645 million.

For a discussion of the interest rate risk that our investments are subject to, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, Part 1, Item 1A, "Risk Factors – Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity."

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2005, the Company's Board of Directors announced a stock repurchase program, which was most recently increased in December 2023. The Company is authorized to repurchase up to $10.0 billion, inclusive of past authorizations, of which $4.4 billion remains as of June 30, 2024.

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

Issuer Purchases of Equity Securities Second Quarter 2024 (Shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions) (3)
April 1, 2024 - April 30, 2024	2,758	$73.01	2,741	$4,978
May 1, 2024 - May 31, 2024	7,928	75.78	7,919	4,378
June 1, 2024 - June 30, 2024	18	68.61	—	4,378
Total	10,704	$75.05	10,660	$4,378

(1)	Includes 44 thousand shares relinquished to the Company by certain employees for payment of taxes.
(2)	Average price paid per share excludes accrued share repurchase excise tax of approximately $7 million.
(3)	A remaining amount of approximately $4.4 billion is available under the stock repurchase program as of June 30, 2024.

Item 5. Other Information

(a) Centene Corporation (the Company) announced today that, as of December 2, 2024, Dave Thomas, the Company's CEO of Markets & Medicaid, will no longer be employed by the Company. Until his departure, Mr. Thomas will assist with the transition of his role and will advise on other matters. During his more than 25 years with Fidelis Care in New York and Centene Corporation, Mr. Thomas was influential in the Company’s success and dedication to its mission, building a team of exceptional market leaders and advancing our uniquely local approach. Subject to Mr. Thomas' compliance with the release of claims and other conditions set forth in the Executive Severance and Change in Control Plan filed with the Company's Form 10-K for the fiscal year ended December 31, 2023, Mr. Thomas is expected to receive severance and other benefits applicable to his separation and pursuant to the benefits for Tier I eligible employees set forth in Section V of the plan, including vesting of his outstanding performance-based restricted stock units prorated through his departure date based on actual performance during the performance period, consistent with his outstanding award agreements.

(b) None.

(c) During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT NUMBER		DESCRIPTION

10.1		Form of Non-Employee Director Compensation Plan

10.2		Form of Non-Employee Director Restricted Stock Unit Agreement #1

31.1		Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104		Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 26, 2024.

CENTENE CORPORATION

By:	/s/ SARAH M. LONDON
Chief Executive Officer (principal executive officer)

By:	/s/ ANDREW L. ASHER
Executive Vice President, Chief Financial Officer (principal financial officer)

By:	/s/ KATIE N. CASSO
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)