Form 10-Q
period 2024-09-30
CENTENE CORP
filed 2024-10-25
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 23, 2024, the registrant had 504,865 thousand shares of common stock outstanding.

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

The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

GAAP net earnings attributable to Centene	$713	$469	$3,022	$2,657
Amortization of acquired intangible assets	173	180	519	542
Acquisition and divestiture related expenses	8	16	75	52
Other adjustments (1)	—	472	(97)	345
Income tax effects of adjustments (2)	(45)	(55)	(171)	(190)
Adjusted net earnings	$849	$1,082	$3,348	$3,406

GAAP diluted earnings per share (EPS) attributable to Centene	$1.36	$0.87	$5.69	$4.85
Amortization of acquired intangible assets	0.33	0.33	0.98	0.99
Acquisition and divestiture related expenses	0.02	0.03	0.14	0.09
Other adjustments (1)	—	0.87	(0.18)	0.63
Income tax effects of adjustments (2)	(0.09)	(0.10)	(0.32)	(0.35)
Adjusted diluted EPS	$1.62	$2.00	$6.31	$6.21
(1) Other adjustments include the following pre-tax items:
2024:
(a) for the nine months ended September 30, 2024: net gain on the previously reported divestiture of Magellan Specialty Health due to the achievement of contingent consideration and finalization of working capital adjustments of $83 million, or $0.15 per share ($0.11 after-tax), net gain on the sale of property of $21 million, or $0.04 per share ($0.03 after-tax), gain on the previously reported divestiture of Circle Health Group (Circle Health) of $20 million, or $0.04 per share ($0.12 after-tax), Health Net Federal Services asset impairment due to the 2024 final ruling on the TRICARE Managed Care Support Contract of $14 million, or $0.03 per share ($0.02 after-tax), severance costs due to a restructuring of $13 million, or $0.02 per share ($0.01 after-tax), an additional loss on the divestiture of our Spanish and Central European businesses of $7 million, or $0.01 per share ($0.01 after-tax) and gain on the previously reported divestiture of HealthSmart due to the finalization of working capital adjustments of $7 million, or $0.01 per share ($0.01 after-tax).

2023:
(a) for the three months ended September 30, 2023: Circle Health impairment of $251 million, or $0.46 per share ($0.50 after-tax), Operose Health Group (Operose Health) impairment of $142 million, or $0.26 per share ($0.24 after-tax), real estate impairments of $47 million, or $0.09 per share ($0.09 after-tax), severance costs due to a restructuring of $22 million, or $0.04 per share ($0.03 after-tax) and a reduction to the previously recorded gain on the sale of Magellan Rx of $10 million, or $0.02 per share ($0.00 after-tax);

(b) for the nine months ended September 30, 2023: Circle Health impairment of $251 million, or $0.46 per share ($0.49 after-tax), Operose Health impairment of $142 million, or $0.26 per share ($0.24 after-tax), real estate impairments of $92 million, or $0.17 per share ($0.15 after-tax), gain on the sale of Apixio of $91 million, or $0.17 per share ($0.12 after-tax), gain on the sale of Magellan Specialty Health of $79 million, or $0.14 per share ($0.12 after-tax), severance costs due to a restructuring of $22 million, or $0.04 per share ($0.03 after-tax), gain on the previously reported divestiture of Centurion of $15 million, or $0.03 per share ($0.02 after-tax), an additional loss on the divestiture of our Spanish and Central European businesses of $13 million, or $0.02 per share ($0.01 after-tax) and a reduction to the previously recorded gain on the sale of Magellan Rx of $10 million, or $0.02 per share ($0.00 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. The three and nine months ended September 30, 2024, include a tax benefit of $2 million, or $0.00 per share, related to tax adjustments on previously reported divestitures. The nine months ended September 30, 2023, include a one-time income tax benefit of $69 million, or $0.12 per share, resulting from the distribution of long-term stock awards to the estate of the Company's former CEO.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

GAAP selling, general and administrative expenses	$3,057	$3,048	$9,169	$9,075
Less:
Acquisition and divestiture related expenses	8	16	75	52
Restructuring costs	—	22	13	22
Real estate optimization	—	—	—	7
Adjusted selling, general and administrative expenses	$3,049	$3,010	$9,081	$8,994

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,577	$17,193
Premium and trade receivables	18,281	15,532
Short-term investments	2,992	2,459
Other current assets	1,559	5,572
Total current assets	37,409	40,756
Long-term investments	17,691	16,286
Restricted deposits	1,452	1,386
Property, software and equipment, net	2,042	2,019
Goodwill	17,558	17,558
Intangible assets, net	5,582	6,101
Other long-term assets	617	535
Total assets	$82,351	$84,641
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liability	$17,995	$18,000
Accounts payable and accrued expenses	13,338	16,420
Return of premium payable	1,959	1,462
Unearned revenue	658	715
Current portion of long-term debt	111	119
Total current liabilities	34,061	36,716
Long-term debt	17,494	17,710
Deferred tax liability	769	641
Other long-term liabilities	2,618	3,618
Total liabilities	54,942	58,685
Commitments and contingencies
Redeemable noncontrolling interests	13	19
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 619,945 issued and 510,078 outstanding at September 30, 2024, and 615,291 issued and 534,484 outstanding at December 31, 2023	1	1
Additional paid-in capital	20,522	20,304
Accumulated other comprehensive (loss)	(226)	(652)
Retained earnings	15,065	12,043
Treasury stock, at cost (109,867 and 80,807 shares, respectively)	(8,055)	(5,856)
Total Centene stockholders' equity	27,307	25,840
Nonredeemable noncontrolling interest	89	97
Total stockholders' equity	27,396	25,937
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$82,351	$84,641
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Premium	$36,115	$33,866	$106,784	$101,404
Service	784	1,101	2,425	3,353
Premium and service revenues	36,899	34,967	109,209	104,757
Premium tax	5,124	3,075	13,057	9,782
Total revenues	42,023	38,042	122,266	114,539
Expenses:
Medical costs	32,201	29,479	93,898	88,260
Cost of services	692	856	2,041	2,603
Selling, general and administrative expenses	3,057	3,048	9,169	9,075
Depreciation expense	140	148	408	436
Amortization of acquired intangible assets	173	180	519	542
Premium tax expense	5,095	3,156	13,218	10,021
Impairment	—	440	13	478
Total operating expenses	41,358	37,307	119,266	111,415
Earnings from operations	665	735	3,000	3,124
Other income (expense):
Investment and other income	432	214	1,440	992
Interest expense	(176)	(181)	(530)	(542)
Earnings before income tax	921	768	3,910	3,574
Income tax expense	211	293	896	914
Net earnings	710	475	3,014	2,660
(Earnings) loss attributable to noncontrolling interests	3	(6)	8	(3)
Net earnings attributable to Centene Corporation	$713	$469	$3,022	$2,657

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.37	$0.87	$5.71	$4.86
Diluted earnings per common share	$1.36	$0.87	$5.69	$4.85

Weighted average number of common shares outstanding:
Basic	521,965	539,535	528,912	546,374
Diluted	523,542	541,270	530,915	548,412

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net earnings	$710	$475	$3,014	$2,660
Change in unrealized gain (loss) on investments	549	(235)	442	(124)
Change in unrealized gain (loss) on investments, tax effect	(130)	56	(109)	29
Change in unrealized gain (loss) on investments, net of tax	419	(179)	333	(95)
Reclassification adjustment, net of tax	1	57	93	61
Foreign currency translation adjustments, net of tax	—	(22)	—	24
Net unrealized gain on cash flow hedge, net of tax	—	20	—	20
Other comprehensive earnings (loss)	420	(124)	426	10
Comprehensive earnings	1,130	351	3,440	2,670
Comprehensive (earnings) loss attributable to noncontrolling interests	3	(6)	8	(3)
Comprehensive earnings attributable to Centene Corporation	$1,133	$345	$3,448	$2,667

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

Three and Nine Months Ended September 30, 2024

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2023	615,291	$1	$20,304	$(652)	$12,043	80,807	$(5,856)	$97	$25,937
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	1,163	—	—	(4)	1,159
Other comprehensive earnings, net of $(12) tax	—	—	—	22	—	—	—	—	22
Common stock issued for employee benefit plans	3,882	—	14	—	—	—	—	—	14
Common stock repurchases	—	—	—	—	—	1,983	(151)	—	(151)
Stock compensation expense	—	—	70	—	—	—	—	—	70
Divestiture of non-controlling interest	—	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2024	619,173	$1	$20,388	$(630)	$13,206	82,790	$(6,007)	$90	$27,048
Comprehensive Earnings:
Net earnings	—	—	—	—	1,146	—	—	—	1,146
Other comprehensive loss, net of $(5) tax	—	—	—	(16)	—	—	—	—	(16)
Common stock issued for employee benefit plans	322	—	11	—	—	—	—	—	11
Common stock repurchases	—	—	—	—	—	10,704	(810)	—	(810)
Stock compensation expense	—	—	62	—	—	—	—	—	62
Balance, June 30, 2024	619,495	$1	$20,461	$(646)	$14,352	93,494	$(6,817)	$90	$27,441
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	713	—	—	(1)	712
Other comprehensive earnings, net of $131 tax	—	—	—	420	—	—	—	—	420
Common stock issued for employee benefit plans	450	—	12	—	—	—	—	—	12
Common stock repurchases	—	—	—	—	—	16,373	(1,238)	—	(1,238)
Stock compensation expense	—	—	49	—	—	—	—	—	49
Balance, September 30, 2024	619,945	$1	$20,522	$(226)	$15,065	109,867	$(8,055)	$89	$27,396

Three and Nine Months Ended September 30, 2023

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2022	607,847	$1	$20,060	$(1,132)	$9,341	57,093	$(4,213)	$124	$24,181
Comprehensive Earnings:
Net earnings	—	—	—	—	1,130	—	—	—	1,130
Other comprehensive earnings, net of $61 tax	—	—	—	217	—	—	—	—	217
Common stock issued for employee benefit plans	6,508	—	12	—	—	—	—	—	12
Common stock repurchases	—	—	—	—	—	5,548	(423)	—	(423)
Stock compensation expense	—	—	61	—	—	—	—	—	61
Purchase of redeemable noncontrolling interest	—	—	(12)	—	—	—	—	—	(12)
Balance, March 31, 2023	614,355	$1	$20,121	$(915)	$10,471	62,641	$(4,636)	$124	$25,166
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	1,058	—	—	(3)	1,055
Other comprehensive loss, net of $(34) tax	—	—	—	(83)	—	—	—	—	(83)
Common stock issued for employee benefit plans	388	—	9	—	—	—	—	—	9
Common stock repurchases	—	—	—	—	—	6,099	(408)	—	(408)
Stock compensation expense	—	—	56	—	—	—	—	—	56
Purchase of non-redeemable noncontrolling interests	—	—	(3)	—	—	—	—	(24)	(27)
Balance, June 30, 2023	614,743	$1	$20,183	$(998)	$11,529	68,740	$(5,044)	$97	$25,768
Comprehensive Earnings:
Net earnings	—	—	—	—	469	—	—	3	472
Other comprehensive loss, net of $(34) tax	—	—	—	(124)	—	—	—	—	(124)
Common stock issued for employee benefit plans	213	—	11	—	—	—	—	—	11
Common stock repurchases	—	—	—	—	—	11,620	(781)	—	(781)
Stock compensation expense	—	—	50	—	—	—	—	—	50
Purchase of non-redeemable noncontrolling interests	—	—	(1)	—	—	—	—	—	(1)
Balance, September 30, 2023	614,956	$1	$20,243	$(1,122)	$11,998	80,360	$(5,825)	$100	$25,395

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$3,014	$2,660
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	927	978
Stock compensation expense	181	167
Impairment	13	478
Deferred income taxes	14	14
(Gain) loss on divestitures, net	(103)	(172)
Other adjustments, net	(2)	158
Changes in assets and liabilities
Premium and trade receivables	(2,737)	(2,329)
Other assets	78	(103)
Medical claims liabilities	(5)	401
Unearned revenue	(58)	1,878
Accounts payable and accrued expenses	(503)	3,127
Other long-term liabilities	(84)	583
Other operating activities, net	6	(4)
Net cash provided by operating activities	741	7,836
Cash flows from investing activities:
Capital expenditures	(490)	(576)
Purchases of investments	(5,770)	(4,729)
Sales and maturities of investments	4,147	4,373
Divestiture proceeds, net of divested cash	959	690
Net cash used in investing activities	(1,154)	(242)
Cash flows from financing activities:
Proceeds from long-term debt	350	2,170
Payments and repurchases of long-term debt	(594)	(1,970)
Common stock repurchases	(2,181)	(1,602)
Proceeds from common stock issuances	37	32
Purchase of noncontrolling interest	—	(87)
Other financing activities, net	(5)	—
Net cash used in financing activities	(2,393)	(1,457)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	19
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(2,799)	6,156
Cash and cash equivalents reclassified (to) from held for sale	(3)	(36)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	17,452	12,330
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$14,650	$18,450
Supplemental disclosures of cash flow information:
Interest paid	$495	$496
Income taxes paid	$821	$759

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	September 30,
	2024	2023
Cash and cash equivalents	$14,577	$18,190
Restricted cash and cash equivalents, included in restricted deposits	73	260
Total cash, cash equivalents and restricted cash and cash equivalents	$14,650	$18,450

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

Accounting Guidance Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision-maker and included within segment profit and loss. The new standard is effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The new guidance is not expected to have a significant impact on the Company's consolidated financial statements or segment disclosures.

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

2. Acquisitions and Divestitures

Magellan Specialty Health Divestiture

For the nine months ended September 30, 2024, the Company recorded an additional gain on the previously reported divestiture of Magellan Specialty Health of $83 million for achievement of contingent consideration related to the sale and finalization of working capital adjustments, which is included in investment and other income in the Consolidated Statements of Operations.

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

On January 12, 2024, the Company completed the divestiture for $931 million. Upon closing the divestiture, the Company settled the foreign currency swap and recorded a corresponding gain of $20 million, which includes the cumulative translation adjustment previously recorded in accumulated other comprehensive income in the Consolidated Balance Sheet. The gain is included in investment and other income in the Consolidated Statements of Operations. During the nine months ended September 30, 2024, the Company realized a net tax benefit of approximately $40 million on the loss recognized on the divestiture.

Collaborative Health Systems Divestiture

In July 2024, the Company entered into a definitive agreement to sell Collaborative Health Systems (CHS), a management services organization, which is included in the Other segment.

As of September 30, 2024, the assets and liabilities of CHS were considered held for sale resulting in $16 million of assets held for sale in other current assets and $2 million of liabilities held for sale in accounts payable and accrued expenses on the Consolidated Balance Sheet. The majority of the held for sale assets were previously reported as investments, cash and receivables.

On October 4, 2024, the Company completed the previously announced sale of CHS. The Company estimates that it will recognize an after-tax gain of approximately $0 million to $20 million in the fourth quarter of 2024, subject to purchase price adjustments.

3. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	September 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$592	$6	$(4)	$594	$403	$—	$(8)	$395
Corporate securities	10,808	158	(277)	10,689	9,984	78	(461)	9,601
Restricted certificates of deposit	3	—	—	3	4	—	—	4
Restricted cash equivalents	73	—	—	73	259	—	—	259
Short-term time deposits	875	—	—	875	746	—	—	746
Municipal securities	4,224	32	(114)	4,142	4,135	21	(171)	3,985
Asset-backed securities	1,773	22	(17)	1,778	1,665	8	(35)	1,638
Residential mortgage-backed securities	1,725	24	(81)	1,668	1,503	7	(103)	1,407
Commercial mortgage-backed securities	1,231	10	(52)	1,189	1,149	5	(82)	1,072
Equity securities	15	—	—	15	17	—	—	17
Private equity investments	913	—	—	913	833	—	—	833
Life insurance contracts	196	—	—	196	174	—	—	174
Total	$22,428	$252	$(545)	$22,135	$20,872	$119	$(860)	$20,131

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. Private equity investments include direct investments in private equity securities as well as private equity funds. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with a focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of September 30, 2024, 99% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At September 30, 2024, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $171 million and $153 million at September 30, 2024 and December 31, 2023, respectively, and is included in other current assets in the Consolidated Balance Sheets.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 3 years at September 30, 2024.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	September 30, 2024				December 31, 2023
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$11	$(4)	$163	$—	$79	$(8)	$232
Corporate securities	(1)	437	(276)	5,025	(6)	658	(455)	6,260
Municipal securities	(1)	287	(113)	2,176	(4)	553	(167)	2,237
Asset-backed securities	—	43	(17)	381	(2)	197	(33)	855
Residential mortgage-backed securities	—	41	(81)	795	(2)	153	(101)	814
Commercial mortgage-backed securities	—	38	(52)	714	(2)	114	(80)	754
Short-term time deposits	—	—	—	—	—	31	—	—
Total	$(2)	$857	$(543)	$9,254	$(16)	$1,785	$(844)	$11,152

As of September 30, 2024, the gross unrealized losses were generated from 4,332 positions out of a total of 6,813 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	September 30, 2024				December 31, 2023
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,751	$2,733	$400	$399	$2,308	$2,284	$566	$564
One year through five years	7,795	7,667	685	677	7,738	7,431	527	504
Five years through ten years	4,354	4,318	311	306	3,905	3,735	298	283
Greater than ten years	209	206	70	70	155	154	34	35
Asset-backed securities	4,729	4,635	—	—	4,317	4,117	—	—
Total	$19,838	$19,559	$1,466	$1,452	$18,423	$17,721	$1,425	$1,386

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

The following table summarizes fair value measurements by level at September 30, 2024, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$14,577	$—	$—	$14,577
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$56	$—	$—	$56
Corporate securities	—	10,649	—	10,649
Municipal securities	—	3,344	—	3,344
Short-term time deposits	—	875	—	875
Asset-backed securities	—	1,778	—	1,778
Residential mortgage-backed securities	—	1,668	—	1,668
Commercial mortgage-backed securities	—	1,189	—	1,189
Equity securities	14	1	—	15
Total investments	$70	$19,504	$—	$19,574
Restricted deposits:
Cash and cash equivalents	$73	$—	$—	$73
U.S. Treasury securities and obligations of U.S. government corporations and agencies	538	—	—	538
Corporate securities	—	40	—	40
Certificates of deposit	—	3	—	3
Municipal securities	—	798	—	798
Total restricted deposits	$611	$841	$—	$1,452
Total assets at fair value	$15,258	$20,345	$—	$35,603

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

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $1,109 million and $1,007 million as of September 30, 2024 and December 31, 2023, respectively.

5. Medical Claims Liability

The following table summarizes the change in medical claims liability for the nine months ended September 30, 2024 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2024	$10,814	$3,612	$3,460	$114	$18,000
Less: Reinsurance recoverable	5	—	44	—	49
Balance, January 1, 2024, net	10,809	3,612	3,416	114	17,951
Incurred related to:
Current year	59,327	16,134	19,211	1,216	95,888
Prior years	(1,247)	(439)	(306)	7	(1,985)
Total incurred	58,080	15,695	18,905	1,223	93,903
Paid related to:
Current year	50,198	13,006	15,773	1,040	80,017
Prior years	8,543	2,713	2,523	120	13,899
Total paid	58,741	15,719	18,296	1,160	93,916
Plus: Premium deficiency reserve	—	(5)	—	—	(5)
Balance, September 30, 2024, net	10,148	3,583	4,025	177	17,933
Plus: Reinsurance recoverable	20	—	42	—	62
Balance, September 30, 2024	$10,168	$3,583	$4,067	$177	$17,995

The following table summarizes the change in medical claims liability for the nine months ended September 30, 2023 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2023	$11,253	$3,431	$1,921	$140	$16,745
Less: Reinsurance recoverable	7	—	19	—	26
Balance, January 1, 2023, net	11,246	3,431	1,902	140	16,719
Incurred related to:
Current year	60,379	14,680	13,994	1,095	90,148
Prior years	(1,303)	(326)	(256)	(3)	(1,888)
Total incurred	59,076	14,354	13,738	1,092	88,260
Paid related to:
Current year	50,774	12,069	11,575	984	75,402
Prior years	8,517	2,452	1,376	136	12,481
Total paid	59,291	14,521	12,951	1,120	87,883
Balance, September 30, 2023, net	11,031	3,264	2,689	112	17,096
Plus: Reinsurance recoverable	4	—	41	—	45
Balance, September 30, 2023	$11,035	$3,264	$2,730	$112	$17,141

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of development within "Incurred related to: Prior years," the Company recorded $236 million and $341 million as a reduction to premium revenue in the nine months ended September 30, 2024 and 2023, respectively, for minimum health benefits ratio (HBR) and other return of premium programs.

Incurred but not reported (IBNR) plus expected development on reported claims as of September 30, 2024 was $12,654 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

The Company reviews actual and anticipated experience compared to the assumptions used to establish medical costs. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing and measuring the profitability of such contracts and expected investment income is excluded. In December 2023, the Company recorded a premium deficiency reserve of $250 million related to the 2024 Medicare Advantage contract year, which was increased to $300 million in the first quarter of 2024, to $335 million in the second quarter of 2024 and decreased by $90 million to $245 million in the third quarter of 2024 consistent with the intra-year flow of seasonality.

6. Affordable Care Act

The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual medical loss ratio (MLR) and cost sharing reductions.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	September 30, 2024	December 31, 2023
Risk adjustment receivable	$1,805	$893
Risk adjustment payable	(1,705)	(2,553)
Minimum medical loss ratio	(586)	(164)
Cost sharing reduction receivable	10	—
Cost sharing reduction payable	(68)	(114)

In July 2024, the Centers for Medicare and Medicaid Services (CMS) announced the final risk adjustment transfers for the 2023 benefit year. As a result of the announcement, the risk adjustment net payable was decreased by $131 million in the third quarter of 2024, with a total impact of $1,475 million for the nine months ended September 30, 2024. After consideration of minimum MLR and other related impacts, which includes the effect to the 2024 benefit year, the net pre-tax benefit recognized was $920 million in the nine months ended September 30, 2024.

7. Debt

Debt consists of the following ($ in millions):

	September 30, 2024	December 31, 2023
$2,500 million 4.25% Senior Notes due December 15, 2027	$2,397	$2,395
$2,300 million 2.45% Senior Notes due July 15, 2028	2,302	2,303
$3,500 million 4.625% Senior Notes due December 15, 2029	3,277	3,277
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes due March 1, 2031	2,200	2,200
$1,300 million 2.625% Senior Notes due August 1, 2031	1,300	1,300
Total senior notes	15,676	15,675
Term Loan Facility	2,033	2,115
Revolving Credit Agreement	—	150
Finance leases and other	1	11
Debt issuance costs	(105)	(122)
Total debt	17,605	17,829
Less: current portion	(111)	(119)
Long-term debt	$17,494	$17,710

8. Stockholders' Equity

The Company's Board of Directors has authorized a stock repurchase program of the Company's common stock from time to time on the open market or through privately negotiated transactions. The Company is authorized to repurchase up to $10,000 million, inclusive of past authorizations. As of September 30, 2024, the Company had a remaining amount of $3,160 million available under the stock repurchase program. In October 2024, the Company repurchased an additional 5.2 million shares for $380 million.

The following represents the Company's share repurchase activity ($ in millions, shares in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Share buybacks	16,254	$1,218	11,609	$773	27,595	$2,069	22,489	$1,550
Income tax withholding	119	9	11	1	1,465	112	778	52
Total share repurchases (1)	16,373	$1,227	11,620	$774	29,060	$2,181	23,267	$1,602

(1)	Excludes year-to-date share repurchase excise tax of approximately $18 million and $10 million accrued as of September 30, 2024 and 2023, respectively.

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

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Earnings attributable to Centene Corporation	$713	$469	$3,022	$2,657

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	521,965	539,535	528,912	546,374
Common stock equivalents (as determined by applying the treasury stock method)	1,577	1,735	2,003	2,038
Weighted average number of common shares and potential dilutive common shares outstanding	523,542	541,270	530,915	548,412

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$1.37	$0.87	$5.71	$4.86
Diluted earnings per common share	$1.36	$0.87	$5.69	$4.85

The calculation of diluted earnings per common share for the three months ended September 30, 2024 and 2023 excludes 273 thousand shares and 1,313 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

The calculation of diluted earnings per common share for the nine months ended September 30, 2024 and 2023 excludes 266 thousand shares and 1,383 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

10. Segment Information

The Company operates in four segments: (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment.

The Medicaid, Medicare and Commercial segments primarily represent the government-sponsored or subsidized programs under which the Company offers managed healthcare services. The Other segment includes the Company's pharmacy operations, vision and dental services, clinical healthcare, behavioral health, international operations, and corporate management companies, among others. The Company's international businesses, Operose Health Group (Operose Health) and Circle Health, were divested in December 2023 and January 2024, respectively.

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

Segment information for the three months ended September 30, 2024, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$21,291	$5,643	$8,693	$488	$36,115
Service	25	—	—	759	784
Premium and service revenues	21,316	5,643	8,693	1,247	36,899
Premium tax	5,124	—	—	—	5,124
Total external revenues	26,440	5,643	8,693	1,247	42,023
Internal revenues	—	—	—	4,290	4,290
Eliminations	—	—	—	(4,290)	(4,290)
Total revenues	$26,440	$5,643	$8,693	$1,247	$42,023

Medical costs	$19,818	$4,968	$6,957	$458	$32,201

Cost of services	$23	$—	$—	$669	$692

Gross margin (1)	$1,475	$675	$1,736	$120	$4,006

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the three months ended September 30, 2023, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$21,619	$5,430	$6,451	$366	$33,866
Service	—	—	2	1,099	1,101
Premium and service revenues	21,619	5,430	6,453	1,465	34,967
Premium tax	3,075	—	—	—	3,075
Total external revenues	24,694	5,430	6,453	1,465	38,042
Internal revenues	—	—	—	3,978	3,978
Eliminations	—	—	—	(3,978)	(3,978)
Total revenues	$24,694	$5,430	$6,453	$1,465	$38,042

Medical costs	$19,607	$4,462	$5,089	$321	$29,479

Cost of services	$—	$—	$—	$856	$856

Gross margin (1)	$2,012	$968	$1,364	$288	$4,632

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the nine months ended September 30, 2024, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$62,958	$17,556	$24,977	$1,293	$106,784
Service	68	—	2	2,355	2,425
Premium and service revenues	63,026	17,556	24,979	3,648	109,209
Premium tax	13,057	—	—	—	13,057
Total external revenues	76,083	17,556	24,979	3,648	122,266
Internal revenues	—	—	—	12,451	12,451
Eliminations	—	—	—	(12,451)	(12,451)
Total revenues	$76,083	$17,556	$24,979	$3,648	$122,266

Medical costs	$58,080	$15,690	$18,905	$1,223	$93,898

Cost of services	$66	$—	$—	$1,975	$2,041

Gross margin (1)	$4,880	$1,866	$6,074	$450	$13,270

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the nine months ended September 30, 2023, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$65,741	$16,971	$17,437	$1,255	$101,404
Service	—	—	2	3,351	3,353
Premium and service revenues	65,741	16,971	17,439	4,606	104,757
Premium tax	9,782	—	—	—	9,782
Total external revenues	75,523	16,971	17,439	4,606	114,539
Internal revenues	—	—	—	11,634	11,634
Eliminations	—	—	—	(11,634)	(11,634)
Total revenues	$75,523	$16,971	$17,439	$4,606	$114,539

Medical costs	$59,076	$14,354	$13,738	$1,092	$88,260

Cost of services	$2	$—	$—	$2,601	$2,603

Gross margin (1)	$6,663	$2,617	$3,701	$913	$13,894

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

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

The American Rescue Plan Act (ARPA), enacted in March 2021, initially enhanced eligibility for the premium tax credit for enrollees in the Health Insurance Marketplace. The enhanced eligibility extended by the Inflation Reduction Act, enacted in August 2022, expires at the end of 2025. We continue to advocate for legislation and regulations aimed at leveraging Medicaid and the Health Insurance Marketplace to maintain health insurance coverage and affordability for consumers.

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

The COVID-19 pandemic impacted and continues to affect our business as it relates to Medicaid eligibility changes. The Families First Coronavirus Response Act, enacted in March 2020, increased federal matching rates for state Medicaid programs with a requirement that states suspend Medicaid redeterminations throughout the public health emergency (PHE). As a result, since the onset of the PHE through March 2023, our Medicaid membership increased by 3.6 million members (excluding new states North Carolina and Delaware and various state product expansions or managed care organization changes). The Consolidated Appropriations Act, 2023, signed into law on December 29, 2022, delinked the Medicaid continuous coverage requirements from the PHE and, as a result, some states began Medicaid disenrollments on April 1, 2023. Per the Act and clarifying CMS guidance, redeterminations related to the PHE were largely intended to conclude during the second quarter of 2024. However, redeterminations in certain states moved at a slower pace due to CMS compliance action to pause and/or complete corrective action prior to disenrolling beneficiaries and some states have seen redeterminations extend past the second quarter of 2024. Since March 31, 2023, redeterminations are the primary driver of our Medicaid membership decline. While some states are still concluding the redetermination process for certain populations of members, we anticipate that any remaining reductions will be limited as the majority of states have substantially completed their unwinding processes as of October 2024. We continue to work with our state partners to match rates to acuity post-redeterminations.

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

Third Quarter 2024 Highlights

Our financial performance for the third quarter of 2024 is summarized as follows:

•Managed care membership of 28.6 million, an increase of 670 thousand members, or 2% year-over-year.

•Total revenues of $42.0 billion, representing 10% growth year-over-year.

•Premium and service revenues of $36.9 billion, representing 6% growth year-over-year.

•HBR of 89.2%, compared to 87.0% for the third quarter of 2023.

•SG&A expense ratio of 8.3%, compared to 8.7% for the third quarter of 2023.

•Adjusted SG&A expense ratio of 8.3%, compared to 8.6% for the third quarter of 2023.

•Operating cash flows used cash of $1.0 billion in the third quarter of 2024.

•Diluted earnings per share (EPS) of $1.36, compared to $0.87 for the third quarter of 2023.

•Adjusted diluted EPS of $1.62, compared to $2.00 for the third quarter of 2023.

A reconciliation from GAAP diluted EPS to adjusted diluted EPS is highlighted below, and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

	Three Months Ended September 30,
	2024	2023
GAAP diluted EPS attributable to Centene	$1.36	$0.87
Amortization of acquired intangible assets	0.33	0.33
Acquisition and divestiture related expenses	0.02	0.03
Other adjustments (1)	—	0.87
Income tax effects of adjustments (2)	(0.09)	(0.10)
Adjusted diluted EPS	$1.62	$2.00
(1) Other adjustments include the following pre-tax items:
2023:
(a) Circle Health Group (Circle Health) impairment of $251 million, or $0.46 per share ($0.50 after-tax), Operose Health Group (Operose Health) impairment of $142 million, or $0.26 per share ($0.24 after-tax), real estate impairments of $47 million, or $0.09 per share ($0.09 after-tax), severance costs due to a restructuring of $22 million, or $0.04 per share ($0.03 after-tax) and a reduction to the previously recorded gain on the sale of Magellan Rx of $10 million, or $0.02 per share ($0.00 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. The three months ended September 30, 2024, include a tax benefit of $2 million, or $0.00 per share, related to tax adjustments on previously reported divestitures.

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

Current and Future Operating Drivers

The following items contributed to our results of operations as compared to the previous year:

Medicaid

•In September 2024, our subsidiary, Superior HealthPlan (Superior), commenced the contract awarded by the Texas Health and Human Services Commission to continue to provide healthcare coverage to the aged, blind or disabled (ABD) population in the state's STAR+PLUS program. The contract has a six-year term with a maximum of three additional two-year extensions.

•In September 2024, our subsidiary, NH Healthy Families, commenced the contract awarded by the New Hampshire Department of Health and Human Services to continue providing physical health, behavioral health and pharmacy services for New Hampshire's Medicaid managed care program, known as Medicaid Care Management (MCM). The contract has a five-year term.

•In July 2024, our subsidiaries, Carolina Complete Health and WellCare of North Carolina, began coordinating physical and other health services with Local Management Entities/Managed Care Organizations under the state's new Tailored Plan program. The Tailored Plans are integrated health plans designed for individuals with significant behavioral health needs or intellectual/developmental disabilities.

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

•In September 2023, our subsidiary, Superior, commenced a new six-year contract awarded by the Texas Health and Human Services Commission to continue providing youth in foster care with healthcare coverage through the STAR Health Medicaid program. Superior has been the sole provider of STAR Health coverage since the program launched in 2008.

•In April 2023, eligibility redeterminations related to the PHE began. We anticipate that any remaining reductions will be limited to certain populations of members as the majority of states have substantially completed their unwinding processes as of October 2024. We continue to work with our state partners to match rates to acuity post-redeterminations.

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

Medicare

•Given our strong bid positioning, Medicare Prescription Drug Plan (PDP) membership increased 49% year-over-year.

•Consistent with our strategic positioning and bid strategy, Medicare Advantage membership declined 14% year-over-year.

•The decrease in our Star quality ratings in the 2023 rating year, which CMS published in October 2022, adversely impacts our 2024 Medicare revenue. The decrease in Star quality ratings is driven by the expiration of certain disaster relief provisions as well as deterioration in select metrics. As a result of this expectation, we recorded a premium deficiency reserve of $250 million in the fourth quarter of 2023, which increased to $300 million in the first quarter of 2024 to $335 million in the second quarter of 2024 and decreased by $90 million to $245 million in the third quarter of 2024 to reflect the seasonality of earnings, in connection with the 2024 Medicare Advantage business.

Commercial

•In 2024, our Health Insurance Marketplace product, Ambetter Health expanded into Delaware. In total, the Marketplace plan is available across 29 states. Additionally, Marketplace membership increased 22% year-over-year due to the expanded footprint, strong product positioning and open enrollment results, as well as overall market growth.

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

We expect the following items to impact our future results of operations, subject to the resolution of various third-party protests within the Medicaid segment:

Medicaid

•In October 2024, our subsidiary, Meridian Health Plan of Michigan, commenced the contract awarded by the Michigan Department of Health and Human Services (MDHHS) to continue serving as a Medicaid health plan for the Comprehensive Health Care Program. The contract has a five-year term, with three optional one-year extensions, for a total of eight possible contract years.

•In September 2024, our subsidiary, Health Net Community Solutions, was selected by the California Department of Health Care Services to provide managed dental health care services to beneficiaries of Medi-Cal, the State's Medicaid program, in Los Angeles and Sacramento counties. The new 54-month contract is expected to take effect on July 1, 2025.

•In September 2024, our subsidiary, Iowa Total Care, was selected by the Iowa Department of Health and Human Services to continue providing Medicaid managed care services under the Iowa Health Link program. The contract is expected to begin July 1, 2025 and is a four-year term, with an optional two-year extension, for a total of six possible contract years.

•In August 2024, our subsidiary, PA Health and Wellness, was selected by the Pennsylvania Department of Human Services to continue to administer Pennsylvania's Community HealthChoices program, the Medicaid managed care program that covers adults who are dually eligible for Medicare and Medicaid or who qualify to receive Medicaid long-term services and supports due to a need for the level of care provided in a nursing facility. The contract is expected to begin April 1, 2025 and is a five-year term, with three optional one-year extensions, for a total of eight possible contract years.

•In July 2024, the State of Florida announced plans to execute agreements with eight health plans, including our subsidiary, Sunshine Health. The Statewide Medicaid Managed Care program includes integrated Managed Medical Assistance, Long-Term Care services, Serious Mental Illness, Child Welfare and HIV specialty products. The contract is expected to begin on February 1, 2025.

•In May 2024, our subsidiary, Sunflower Health Plan, was selected to continue providing managed health care services through KanCare, the State of Kansas' Medicaid and Children's Health Insurance Program. The new contract is expected to take effect on January 1, 2025 for a three-year term, with two optional one-year extensions, for a total of five possible contract years.

•In December 2023, our subsidiary, Arizona Complete Health, was selected by the Arizona Health Care Cost Containment System – Arizona's single state Medicaid agency – to provide managed care for the Arizona Long Term Care System (ALTCS). The program supports Arizonans who are elderly and/or have a physical disability (E/PD) with physical and behavioral healthcare, as well as provides pharmacy benefits and home and community-based services. The new ALTCS-E/PD contract is expected to begin in October 2025 and is a three-year term, with four optional one-year extensions, for a total of seven possible contract years.

•In August 2022, our subsidiary, Magnolia Health Plan (Magnolia), was awarded the Mississippi Division of Medicaid contract. Under the new contract, Magnolia will continue serving the state's Coordinated Care Organization Program, which will consist of the Mississippi Coordinated Access Network and the Mississippi CHIP. The contract is expected to begin in July 2025.

Medicare

•In 2025, Wellcare will offer Medicare Advantage plans in 32 states, including its newest state, Iowa. Wellcare will discontinue offering Medicare Advantage products in Alabama, Massachusetts, New Hampshire, New Mexico, Rhode Island and Vermont in 2025. We currently anticipate that the 2025 Plan year will operate at a loss driven by Star ratings; accordingly, we expect to record a premium deficiency reserve in the fourth quarter of 2024.

•In October 2024, CMS issued 2025 Medicare Advantage Star Ratings on the Medicare Plan Finder. Based on the data, Centene Corporation had approximately 46% of its Medicare Advantage membership enrolled in plans rated 3.5 stars or higher – compared to approximately 23% in the prior year. This represents meaningful progress and was consistent with internal expectations despite higher than industry-anticipated cut point changes. Additionally, we are appealing CMS' scoring of our TTY (Text-to-Voice teletypewriter services for the hearing impaired) measure which, if successful, could further increase our percentage of Medicare Advantage members enrolled in plans rated 3.5 stars or higher.

•In October 2024, our subsidiary, Meridian Health Plan of Michigan, was selected by the MDHHS to provide highly integrated Medicare and Medicaid services for dually eligible Michiganders through a Highly Integrated Dual Eligible Special Needs Plan. The plan is expected to launch on January 1, 2026 and is a seven-year term, with three optional one-year extensions, for a total of 10 possible contract years.

Commercial

•In 2025, our Health Insurance Marketplace product, Ambetter Health will expand its geographic footprint, adding 60 new counties across 10 states, which includes expansion into Iowa. In total, the Marketplace plan will be available across 29 states.

Other

•In October 2024, we completed the sale of Collaborative Health Systems, a management services organization.

•In December 2022, the Department of Defense announced that the TRICARE Managed Care Support Contract commencing in 2025 was not awarded to Health Net Federal Services.

MEMBERSHIP

From September 30, 2023 to September 30, 2024, our managed care membership increased by 670 thousand, or 2%. The following table sets forth our membership by line of business:

	September 30, 2024	December 31, 2023	September 30, 2023
Traditional Medicaid (1)	11,478,600	12,754,000	13,470,900
High Acuity Medicaid (2)	1,590,200	1,718,000	1,769,600
Total Medicaid	13,068,800	14,472,000	15,240,500
Commercial Marketplace	4,501,300	3,900,100	3,681,600
Commercial Group	426,600	427,500	424,200
Total Commercial	4,927,900	4,327,600	4,105,800
Medicare (3)	1,129,900	1,284,200	1,310,600
Medicare PDP	6,766,400	4,617,800	4,539,800
Total at-risk membership	25,893,000	24,701,600	25,196,700
TRICARE eligibles	2,747,000	2,773,200	2,773,200
Total	28,640,000	27,474,800	27,969,900

(1)	Membership includes Temporary Assistance for Needy Families (TANF), Medicaid Expansion, Children's Health Insurance Program (CHIP), Foster Care, and Behavioral Health.
(2)	Membership includes Aged, Blind, or Disabled (ABD), Intellectual and Developmental Disabilities (IDD), Long-Term Services and Supports (LTSS) and Medicare-Medicaid Plans (MMP) Duals.
(3)	Membership includes Medicare Advantage and Medicare Supplement.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and nine months ended September 30, 2024 and 2023, prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Summarized comparative financial data for the three and nine months ended September 30, 2024 and 2023 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Premium	$36,115	$33,866	7%	$106,784	$101,404	5%
Service	784	1,101	(29)%	2,425	3,353	(28)%
Premium and service revenues	36,899	34,967	6%	109,209	104,757	4%
Premium tax	5,124	3,075	67%	13,057	9,782	33%
Total revenues	42,023	38,042	10%	122,266	114,539	7%
Medical costs	32,201	29,479	9%	93,898	88,260	6%
Cost of services	692	856	(19)%	2,041	2,603	(22)%
Selling, general and administrative expenses	3,057	3,048	n.m.	9,169	9,075	1%
Depreciation expense	140	148	(5)%	408	436	(6)%
Amortization of acquired intangible assets	173	180	(4)%	519	542	(4)%
Premium tax expense	5,095	3,156	61%	13,218	10,021	32%
Impairment	—	440	n.m.	13	478	(97)%
Earnings from operations	665	735	(10)%	3,000	3,124	(4)%
Investment and other income	432	214	102%	1,440	992	45%
Interest expense	(176)	(181)	3%	(530)	(542)	2%
Earnings before income tax	921	768	20%	3,910	3,574	9%
Income tax expense	211	293	(28)%	896	914	(2)%
Net earnings	710	475	49%	3,014	2,660	13%
(Earnings) loss attributable to noncontrolling interests	3	(6)	n.m.	8	(3)	n.m.
Net earnings attributable to Centene Corporation	$713	$469	52%	$3,022	$2,657	14%

Diluted earnings per common share attributable to Centene Corporation	$1.36	$0.87	56%	$5.69	$4.85	17%

n.m.: not meaningful

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Total Revenues

Total revenues increased 10% in the three months ended September 30, 2024, over the corresponding period in 2023, primarily driven by Medicaid rate increases, membership growth in the Marketplace business due to strong product positioning as well as overall market growth, along with increased premium tax revenue, partially offset by lower Medicaid membership primarily due to redeterminations and recent divestitures in the Other segment.

Operating Expenses

Medical Costs/HBR

The HBR for the three months ended September 30, 2024, was 89.2%, compared to 87.0% in the same period in 2023. The increase was primarily driven by higher acuity in Medicaid resulting from the redetermination process as we continue to work with states to match rates with acuity. The increase was also driven by Medicare Star rating impacts.

Cost of Services

Cost of services decreased by $164 million in the three months ended September 30, 2024, compared to the corresponding period in 2023. The decrease was primarily driven by recent divestitures. The cost of service ratio for the three months ended September 30, 2024, was 88.3%, compared to 77.7% in the same period in 2023. The increase was primarily driven by the divestiture of Circle Health, which operated at a lower cost of service ratio.

Selling, General & Administrative Expenses

The SG&A expense ratio was 8.3% for the third quarter of 2024, compared to 8.7% in the third quarter of 2023. The adjusted SG&A expense ratio was 8.3% for the third quarter of 2024, compared to 8.6% in the third quarter of 2023. The decreases were primarily driven by the divestiture of Circle Health, which operated at a higher SG&A expense ratio, and continued leveraging of expenses over higher revenues. The decreases were partially offset by growth in the Marketplace business, which operates at a meaningfully higher SG&A expense ratio as compared to Medicaid.

Impairment

During the third quarter of 2023, we recorded total impairment charges of $440 million, including a $251 million charge related to assets associated with the then pending divestiture of Circle Health, a $142 million charge related to assets associated with our Operose Health business based on market indicators of fair value, and additional impairments of $47 million related to our ongoing real estate optimization initiatives.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended September 30, ($ in millions):

	2024	2023
Investment and other income	$432	$214
Interest expense	(176)	(181)
Other income (expense), net	$256	$33

Investment and other income. Investment and other income increased by $218 million in the three months ended September 30, 2024, compared to the corresponding period in 2023. The three months ended September 30, 2024 included increased interest income on investments driven by higher cash balances. The three months ended September 30, 2023 included a $75 million realized loss on the sale of investments from rebalancing a portion of our portfolio with a focus on higher interest rate investments.

Interest expense. Interest expense decreased by $5 million in the three months ended September 30, 2024, compared to the corresponding period in 2023.

Income Tax Expense

For the three months ended September 30, 2024, we recorded income tax expense of $211 million on pre-tax earnings of $921 million, or an effective tax rate of 22.9%. For the third quarter of 2024, our effective tax rate on adjusted earnings was 23.3%.

For the three months ended September 30, 2023, we recorded an income tax expense of $293 million on pre-tax earnings of $768 million, or an effective tax rate of 38.2%. The effective tax rate for the third quarter of 2023 reflects the tax effects of impairments as well as the then pending divestiture of Circle Health. For the third quarter of 2023, our effective tax rate on adjusted earnings was 24.2%.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended September 30, ($ in millions):

	2024	2023	% Change
Total Revenues
Medicaid	$26,440	$24,694	7%
Medicare	5,643	5,430	4%
Commercial	8,693	6,453	35%
Other	1,247	1,465	(15)%
Consolidated total	$42,023	$38,042	10%
Gross Margin (1)
Medicaid	$1,475	$2,012	(27)%
Medicare	675	968	(30)%
Commercial	1,736	1,364	27%
Other	120	288	(58)%
Consolidated total	$4,006	$4,632	(14)%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Medicaid

Total revenues increased 7% in the three months ended September 30, 2024, compared to the corresponding period in 2023. Gross margin decreased $537 million in the three months ended September 30, 2024, compared to the corresponding period in 2023. The increase in total revenues was primarily driven by increased premium tax revenue and rate increases, partially offset by lower membership primarily due to redeterminations. Gross margin decreased due to lower overall membership as a result of the redetermination process, coupled with higher acuity post-redeterminations as we continue to work with our state partners to match rates to the changes in acuity.

Medicare

Total revenues increased 4% in the three months ended September 30, 2024, compared to the corresponding period in 2023 primarily driven by increased PDP membership of 49%, partially offset by lower Medicare Advantage membership. Gross margin decreased $293 million in the three months ended September 30, 2024, compared to the corresponding period in 2023, primarily driven by lower Medicare Advantage revenue resulting from the Star quality ratings impact and lower membership discussed above.

Commercial

Total revenues increased 35% in the three months ended September 30, 2024, compared to the corresponding period in 2023. Gross margin increased $372 million in the three months ended September 30, 2024, compared to the corresponding period in 2023. Increases were primarily driven by 22% membership growth in the Marketplace business along with improved margin through strong 2024 product design and execution.

Other

Total revenues decreased 15% in the three months ended September 30, 2024, compared to the corresponding period in 2023. Gross margin decreased $168 million in the three months ended September 30, 2024, compared to the corresponding period in 2023. Decreases were primarily due to recent divestitures.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Total Revenues

Total revenues increased 7% in the nine months ended September 30, 2024, over the corresponding period in 2023 primarily driven by membership growth in the Marketplace business due to strong product positioning as well as overall market growth and outperformance in Marketplace risk adjustment for the 2023 benefit year, along with Medicaid rate increases and increased premium tax revenue. The increases were partially offset by lower Medicaid membership primarily due to redeterminations and recent divestitures in the Other segment.

Operating Expenses

Medical Costs/HBR

The HBR for the nine months ended September 30, 2024 was 87.9%, compared to 87.0% in the same period in 2023. The increase was primarily driven by higher acuity in Medicaid resulting from the redetermination process as we continue to work with states to match rates with acuity. The increase was also driven by Medicare Star rating impacts. The increases were partially offset by Marketplace membership growth and improved margin through strong 2024 product design and execution as well as outperformance in Marketplace risk adjustment for the 2023 benefit year.

Cost of Services

Cost of services decreased by $562 million in the nine months ended September 30, 2024, compared to the corresponding period in 2023. The decrease was primarily driven by recent divestitures. The cost of service ratio for the nine months ended September 30, 2024 was 84.2%, compared to 77.6% in the same period in 2023. The increase was primarily driven by the divestiture of Circle Health, which operated at a lower cost of service ratio.

Selling, General & Administrative Expenses

The SG&A expense ratio for the nine months ended September 30, 2024 was 8.4%, compared to 8.7% for the corresponding period in 2023. The adjusted SG&A expense ratio for the nine months ended September 30, 2024 was 8.3%, compared to 8.6% for the nine months ended September 30, 2023. The decrease in the adjusted SG&A expense ratio was primarily driven by the divestiture of Circle Health, which operated at a higher SG&A expense ratio, ongoing SG&A savings initiatives and continued leveraging of expenses over higher revenues. The decrease was partially offset by growth in the Marketplace business, which operates at a meaningfully higher SG&A expense ratio as compared to Medicaid and Medicare distribution costs.

Impairment

During the nine months ended September 30, 2024, we recorded total impairment charges of $13 million, primarily driven by Health Net Federal Services property, software and equipment related to the TRICARE Managed Care Support Contract that was no longer recoverable following the 2024 final ruling.

During the nine months ended September 30, 2023, we recorded total impairment charges of $478 million, including a $251 million charge related to assets associated with the then pending divestiture of Circle Health, a $142 million charge related to assets associated with our Operose Health business based on market indicators of fair value, and additional impairments of $85 million related to our ongoing real estate optimization initiatives.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the nine months ended September 30, ($ in millions):

	2024	2023
Investment and other income	$1,440	$992
Interest expense	(530)	(542)
Other income (expense), net	$910	$450

Investment and other income. Investment and other income increased by $448 million in the nine months ended September 30, 2024, compared to the corresponding period in 2023, driven by higher interest rates on larger investment balances. The nine months ended September 30, 2024 also included an $83 million Magellan Specialty Health divestiture gain, $21 million net gain on the sale of property, $20 million Circle Health divestiture gain and $7 million HealthSmart divestiture gain partially offset by an additional loss on the divestiture of our Spanish and Central European businesses of $7 million.

The nine months ended September 30, 2023 included a $91 million gain on the sale of Apixio, a $79 million gain on the sale of Magellan Specialty Health and a $15 million gain on the previously reported divestiture of Centurion, partially offset by a $75 million realized loss on the sale of investments from rebalancing a portion of our portfolio with a focus on higher interest rate investments, an additional loss on the divestiture of our Spanish and Central European businesses of $13 million and a $10 million reduction to the previously recorded gain on the sale of Magellan Rx.

Interest expense. Interest expense decreased by $12 million in the nine months ended September 30, 2024, compared to the corresponding period in 2023.

Income Tax Expense

For the nine months ended September 30, 2024, we recorded income tax expense of $896 million on pre-tax earnings of $3.9 billion, or an effective tax rate of 22.9%. The effective tax rate for 2024 reflects tax effects of the Circle Health divestiture. For the nine months ended September 30, 2024, our effective tax rate on adjusted earnings was 24.2%.

For the nine months ended September 30, 2023, we recorded income tax expense of $914 million on pre-tax earnings of $3.6 billion, or an effective tax rate of 25.6%. The effective tax rate for 2023 reflects the tax effects of the distribution of long-term stock awards to the estate of the Company's former CEO, divestiture gains, impairments as well as the then pending divestiture of Circle Health. For the nine months ended September 30, 2023, our effective tax rate on adjusted earnings was 24.5%.

Segment Results

The following table summarizes our consolidated operating results by segment for the nine months ended September 30, ($ in millions):

	2024	2023	% Change
Total Revenues
Medicaid	$76,083	$75,523	1%
Medicare	17,556	16,971	3%
Commercial	24,979	17,439	43%
Other	3,648	4,606	(21)%
Consolidated total	$122,266	$114,539	7%
Gross Margin (1)
Medicaid	$4,880	$6,663	(27)%
Medicare	1,866	2,617	(29)%
Commercial	6,074	3,701	64%
Other	450	913	(51)%
Consolidated total	$13,270	$13,894	(4)%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Medicaid

Total revenues increased 1% in the nine months ended September 30, 2024, compared to the corresponding period in 2023. Gross margin decreased $1.8 billion in the nine months ended September 30, 2024, compared to the corresponding period in 2023. The increase in total revenues was primarily driven by increased premium tax revenue and rate increases, partially offset by lower membership primarily due to redeterminations. Gross margin decreased due to lower overall membership as a result of the redetermination process, coupled with higher acuity post-redeterminations as we continue to work with our state partners to match rates to the changes in acuity.

Medicare

Total revenues increased 3% in the nine months ended September 30, 2024, compared to the corresponding period in 2023, primarily driven by increased PDP membership of 49%, partially offset by lower Medicare Advantage membership. Gross margin decreased $751 million in the nine months ended September 30, 2024, compared to the corresponding period in 2023 driven primarily by lower Medicare Advantage revenue resulting from the Star quality ratings impact and lower membership discussed above.

Commercial

Total revenues increased 43% in the nine months ended September 30, 2024, compared to the corresponding period in 2023. Gross margin increased $2.4 billion in the nine months ended September 30, 2024, compared to the corresponding period in 2023. Increases were primarily driven by 22% membership growth in the Marketplace business along with improved margin through strong 2024 product design and execution as well as outperformance in Marketplace risk adjustment for the 2023 benefit year.

Other

Total revenues decreased 21% in the nine months ended September 30, 2024, compared to the corresponding period in 2023. Gross margin decreased $463 million in the nine months ended September 30, 2024, compared to the corresponding period in 2023. Decreases were primarily due to recent divestitures.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$741	$7,836
Net cash used in investing activities	(1,154)	(242)
Net cash used in financing activities	(2,393)	(1,457)
Effect of exchange rate changes on cash and cash equivalents	7	19
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$(2,799)	$6,156

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our Revolving Credit Facility. Operating activities provided cash of $741 million in the nine months ended September 30, 2024, compared to providing cash of $7.8 billion in the comparable period in 2023.

Cash flows provided by operations in 2024 were primarily driven by net earnings, partially offset by pharmacy rebate remittance timing as we transitioned to the new third-party PBM, which commenced in January 2024, and risk adjustment payments for the Marketplace 2023 benefit year.

Cash flows provided by operations in 2023 were driven by net earnings and increases in unearned revenue and accounts payable driven by the early receipt of payments from CMS.

Cash Flows Used in Investing Activities

Investing activities used cash of $1.2 billion in the nine months ended September 30, 2024, compared to using cash of $242 million in the comparable period in 2023. Cash flows used in investing activities in 2024 and 2023 were driven primarily by net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures, partially offset by divestiture proceeds.

We spent $490 million and $576 million in the nine months ended September 30, 2024 and 2023, respectively, on capital expenditures the majority of which was driven by system enhancements and computer hardware.

As of September 30, 2024, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.3 years. At September 30, 2024, we had unregulated cash and investments of $1.2 billion, including $266 million of cash and cash equivalents and $888 million of investments. Unregulated cash and investments at December 31, 2023 was $1.0 billion, including $200 million of cash and cash equivalents and $810 million of investments.

Cash Flows Used in Financing Activities

Financing activities used cash of $2.4 billion in the nine months ended September 30, 2024, compared to using cash of $1.5 billion in the comparable period in 2023. Financing activities in 2024 were driven by stock repurchases of $2.2 billion, which included $2.1 billion under the stock repurchase program and $112 million of repurchases related to income tax withholding upon the vesting of previously awarded stock grants, and net decreases in debt of $244 million.

Financing activities in 2023 were driven by stock repurchases of $1.6 billion.

Liquidity Metrics

We have a stock repurchase program authorizing us to repurchase common stock from time to time on the open market or through privately negotiated transactions. In 2023, the Company's Board of Directors authorized up to a cumulative total of $10.0 billion of repurchases under the program.

During the third quarter of 2024, we repurchased 16.3 million shares of common stock for $1.2 billion under the stock repurchase program. We have approximately $3.2 billion remaining under the program for repurchases as of September 30, 2024. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. Refer to Note 8. Stockholders' Equity for further information on stock repurchases.

As of September 30, 2024, we had an aggregate principal amount of $15.7 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain restrictive covenants. As of September 30, 2024, we were in compliance with all covenants.

As part of our capital allocation strategy, we may decide to repurchase debt or raise capital through the issuance of debt in the form of senior notes. In 2022, the Company's Board of Directors also authorized a $1.0 billion senior note debt repurchase program. No repurchases were made during the quarter ended September 30, 2024. As of September 30, 2024, there was $700 million available under the senior note debt repurchase program.

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains customary covenants as well as financial covenants including a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 4.0 to 1.0. As of September 30, 2024, we had no borrowing outstanding under our Revolving Credit Facility, $2.0 billion of borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of September 30, 2024, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $145 million as of September 30, 2024, which were not part of our Revolving Credit Facility. The letters of credit bore weighted interest of 0.7% as of September 30, 2024. In addition, we had outstanding surety bonds of $886 million as of September 30, 2024.

At September 30, 2024, our debt to capital ratio, defined as total debt divided by the sum of total debt and total equity, was 39.1%, compared to 40.7% at December 31, 2023. The debt to capital ratio decrease was primarily driven by net earnings, partially offset by year-to-date stock repurchases. We utilize the debt to capital ratio as a measure, among others, of our leverage and financial flexibility.

At September 30, 2024, we had working capital, defined as current assets less current liabilities, of $3.3 billion, compared to $4.0 billion at December 31, 2023. We manage our short-term and long-term investments aiming to ensure a sufficient portion of the portfolio is highly liquid and can be sold to fund short-term requirements as needed.

2024 Expectations

During the remainder of 2024, we expect dividends to be offset by capital contributions to our insurance subsidiaries. We expect to spend approximately $170 million in additional capital expenditures.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the nine months ended September 30, 2024, we received dividends of $2.8 billion from and made $416 million of capital contributions to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate risk-based capital (RBC) level as of December 31, 2023, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We intend to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2024.

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

The NAIC has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of September 30, 2024, each of our health plans was in compliance with the RBC requirements enacted in those states.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of September 30, 2024, we had short-term investments of $3.0 billion and long-term investments of $19.1 billion, including restricted deposits of $1.4 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government-sponsored obligations, life insurance contracts, asset-backed securities, and equity securities, and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states' requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2024, the fair value of our fixed income investments would decrease by approximately $674 million.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2005, the Company's Board of Directors announced a stock repurchase program, which was most recently increased in December 2023. The Company is authorized to repurchase up to $10.0 billion, inclusive of past authorizations, of which $3.2 billion remains as of September 30, 2024.

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

Issuer Purchases of Equity Securities Third Quarter 2024 (Shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions) (3)
July 1, 2024 - July 31, 2024	457	$75.82	439	$4,344
August 1, 2024 - August 31, 2024	4,217	77.46	4,215	4,018
September 1, 2024 - September 30, 2024	11,699	73.96	11,600	3,160
Total	16,373	$74.92	16,254	$3,160

(1)	Includes 119 thousand shares relinquished to the Company by certain employees for payment of taxes.
(2)	Average price paid per share excludes quarter-to-date accrued share repurchase excise tax of approximately $11 million.
(3)	A remaining amount of approximately $3.2 billion is available under the stock repurchase program as of September 30, 2024.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT NUMBER		DESCRIPTION

10.1	*	Executive Severance and Change in Control Plan

31.1		Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	#	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104		Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

* Indicates a management contract or compensatory plan or arrangement.
# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 25, 2024.

CENTENE CORPORATION

By:	/s/ SARAH M. LONDON
Chief Executive Officer (principal executive officer)

By:	/s/ ANDREW L. ASHER
Executive Vice President, Chief Financial Officer (principal financial officer)

By:	/s/ KATIE N. CASSO
Senior Vice President, Finance, Corporate Controller and Chief Accounting Officer (principal accounting officer)