Form 10-K
period 2024-12-31
CENTENE CORP
filed 2025-02-18
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  Form 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to the previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2024, was $34.9 billion.
As of February 14, 2025, the registrant had 496,044 thousand shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2025 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

CENTENE CORPORATION
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. Without limiting the foregoing, forward-looking statements often use words such as "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "target," "goal," "may," "will," "would," "could," "should," "can," "continue" and other similar words or expressions (and the negative thereof). Centene Corporation and its subsidiaries (Centene, the Company, our or we) intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. In particular, these statements include, without limitation, statements about our expected future operating or financial performance, changes in laws and regulations (including but not limited to, renewal and modification of the enhanced advance premium tax credits associated with the Marketplace product), market opportunity, competition, expected contract start dates and terms, expected activities in connection with completed and future acquisitions and dispositions, our investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part I, Item 1. "Business," Part I, Item 1A "Risk Factors," Part I, Item 3. "Legal Proceedings," and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
•our ability to maintain or achieve improvement in the Centers for Medicare and Medicaid Services (CMS) Star ratings and maintain or achieve improvement in other quality scores in each case that could impact revenue and future growth;
•our ability to accurately predict and effectively manage health benefits and other operating expenses and reserves, including fluctuations in medical utilization rates;
•competition, including for providers, broker distribution networks, contract reprocurements and organic growth;
•our ability to adequately anticipate demand and timely provide for operational resources to maintain service level requirements in compliance with the terms of our contracts and state and federal regulations;
•our ability to manage our information systems effectively;
•disruption, unexpected costs, or similar risks from business transactions, including acquisitions, divestitures, and changes in our relationships with third-party vendors;
•impairments to real estate, investments, goodwill, and intangible assets;
•changes in senior management, loss of one or more key personnel or an inability to attract, hire, integrate and retain skilled personnel;
•membership and revenue declines or unexpected trends;
•rate cuts, insufficient rate changes or other payment reductions or delays by governmental payors and other risks and uncertainties affecting our government businesses;
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
•changes in market conditions;

•changes in federal or state laws or regulations, including changes with respect to income tax reform or government healthcare programs as well as changes with respect to the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively referred to as the ACA) and any regulations enacted thereunder, including the timing and terms of renewal or modification of the enhanced advance premium tax credits or program integrity initiatives that could have the effect of reducing membership or profitability of our products;
•uncertainty concerning government shutdowns, debt ceilings or funding;
•tax matters;
•disasters, climate-related incidents, acts of war or aggression or major epidemics;
•changes in expected contract start dates and terms;
•changes in provider, broker, vendor, state, federal and other contracts and delays in the timing of regulatory approval of contracts, including due to protests and our ability to timely comply with any such changes to our contractual requirements or manage any unexpected delays in regulatory approval of contracts;
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
•If our third-party vendors fail to meet their contractual obligations to us or fail to comply with applicable laws or regulations, our results of operations may be adversely affected and we may be exposed to brand and reputational harm, litigation and/or regulatory action;
•If we are unable to maintain relationships with our provider networks and timely update our provider directories, our profitability may be materially adversely affected;
•If we or our third-party vendors are unable to integrate and manage information systems and networks effectively, our operations could be disrupted;
•A failure in or breach of our operational or security systems, networks or infrastructure, or those of third-party vendors with which we do business, including as a result of cyber-attacks and other data security incidents, could have a material adverse effect on our business;
•We may be unable to attract, retain or effectively manage the succession of key personnel;
•An impairment charge with respect to our recorded goodwill, intangible assets and real estate portfolio could have a material impact on our results of operations and shareholders' equity;
•If eligibility for the enhanced advance premium tax credit for Marketplace members expires without renewal or the eligibility for the credit is modified or delayed, our results of operations, financial condition, and cash flows could be materially and adversely affected;
•Reductions or delays in funding, changes to eligibility requirements for government-sponsored healthcare programs in which we participate, and any inability on our part to effectively adapt to changes to these programs could have a material adverse effect on our business;
•Significant changes or judicial challenges to the ACA and the other government-sponsored healthcare programs in which we participate could materially and adversely affect our business;
•Negative public perception of the managed care industry, including industry practices, could adversely affect our business, operating results, cash flows and prospects;
•Our business activities are highly regulated and new laws or regulations or changes in existing laws or regulations or their enforcement or application could force us to change how we operate and could harm our reputation and business;

•Our ability to provide services and support to manage our members' pharmacy benefits face regulatory risks and uncertainties which could materially and adversely affect our business;
•We have been and may from time to time become involved in costly and time-consuming litigation and other regulatory proceedings, which require significant attention from our management and could adversely affect our business;
•If we fail to comply with applicable data privacy and security laws, regulations, rules, standards and contractual obligations, including with respect to third-party vendors that utilize sensitive personal information on our behalf, our business could be materially and adversely affected;
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
•Previous or future acquisitions may not perform as expected and we may not realize the financial results expected from acquisitions or divestitures;
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

The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Year Ended December 31,
	2024	2023	2022

GAAP net earnings attributable to Centene	$3,305	$2,702	$1,202
Amortization of acquired intangible assets	692	718	817
Acquisition and divestiture related expenses	82	70	213
Other adjustments (1)	(117)	464	1,540
Income tax effects of adjustments (2)	(209)	(308)	(410)
Adjusted net earnings	$3,753	$3,646	$3,362

GAAP diluted earnings per share (EPS) attributable to Centene	$6.31	$4.95	$2.07
Amortization of acquired intangible assets	1.32	1.32	1.40
Acquisition and divestiture related expenses	0.16	0.13	0.36
Other adjustments (1)	(0.22)	0.85	2.65
Income tax effects of adjustments (2)	(0.40)	(0.57)	(0.70)
Adjusted diluted EPS	$7.17	$6.68	$5.78

(1) Other adjustments include the following pre-tax items:
2024:
(a) net gain on the previously reported divestiture of Magellan Specialty Health due to the achievement of contingent consideration and finalization of working capital adjustments of $83 million, or $0.16 per share ($0.12 after-tax), net gain on the sale of property of $24 million, or $0.04 per share ($0.03 after-tax), gain on the previously reported divestiture of Circle Health Group (Circle Health) of $20 million, or $0.04 per share ($0.12 after-tax), gain on the sale of Collaborative Health Systems (CHS) of $17 million, or $0.03 per share ($0.02 after-tax), Health Net Federal Services asset impairment due to the 2024 final ruling on the TRICARE Managed Care Support Contract of $14 million, or $0.03 per share ($0.02 after-tax), severance costs due to a restructuring of $13 million, or $0.02 per share ($0.01 after-tax), an additional loss on the divestiture of our Spanish and Central European businesses of $7 million, or $0.01 per share ($0.01 after-tax) and gain on the previously reported divestiture of HealthSmart due to the finalization of working capital adjustments of $7 million, or $0.01 per share ($0.01 after-tax).

i

2023:
(b) Circle Health impairment of $292 million, or $0.53 per share ($0.47 after-tax), Operose Health Group (Operose Health) impairment of $140 million, or $0.26 per share ($0.24 after-tax), real estate impairments of $105 million, or $0.19 per share ($0.16 after-tax), gain on the sale of Apixio of $93 million, or $0.17 per share ($0.12 after-tax), severance costs due to a restructuring of $79 million, or $0.15 per share ($0.11 after-tax), gain on the sale of Magellan Specialty Health of $79 million, or $0.14 per share ($0.11 after-tax), a reduction to the previously reported gain on the sale of Magellan Rx of $22 million, or $0.04 per share ($0.02 after-tax), gain on the previously reported divestiture of Centurion of $15 million, or $0.03 per share ($0.02 after-tax) and an additional loss on the divestiture of our Spanish and Central European businesses of $13 million, or $0.02 per share ($0.01 after-tax).

2022:
(c) real estate impairments of $1,642 million, or $2.82 per share ($2.08 after-tax), PANTHERx Rare (PANTHERx) divestiture gain of $490 million, or $0.84 per share ($0.65 after-tax), impairments of assets associated with the divestitures of our Spanish and Central European, Centurion and HealthSmart businesses of $458 million, or $0.78 per share ($0.60 after-tax), Magellan Rx divestiture gain of $269 million, or $0.46 per share ($0.17 after-tax), Health Net Federal Services asset impairment of $233 million, or $0.40 per share ($0.39 after-tax), gain on debt extinguishment of $27 million, or $0.04 per share ($0.03 after-tax), increase to the previously reported gain on the divestiture of U.S. Medical Management (USMM) due to the finalization of working capital adjustments of $13 million, or $0.02 per share ($0.02 after-tax) and costs related to the pharmacy benefits management (PBM) legal settlement of $6 million, or $0.01 per share ($0.00 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. In addition, the year ended December 31, 2024, includes a tax benefit of $1 million, or $0.00 per share, related to tax adjustments on previously reported divestitures. The year ended December 31, 2023 includes a one-time income tax benefit of $69 million, or $0.13 per share, resulting from the distribution of long-term stock awards to the estate of the Company's former CEO and tax expense of $3 million, or $0.01 per share, related to tax adjustments on previously reported divestitures. The year ended December 31, 2022, includes tax expense of $107 million, or $0.18 per share, related to the Magellan Specialty Health divestiture and a $15 million, or $0.03 per share, tax benefit related to the RxAdvance impairment.

	Year Ended December 31,
	2024	2023	2022
GAAP selling, general and administrative expenses	$12,400	$12,563	$11,589
Less:
Acquisition and divestiture related expenses	82	69	202
Restructuring costs	13	79	—
Costs related to the PBM legal settlement	—	—	6
Real estate optimization	—	8	15
Adjusted selling, general and administrative expenses	$12,305	$12,407	$11,366
ii

PART I
Item 1. Business

OVERVIEW

Our mission is to transform the health of the communities we serve, one person at a time. Centene is a leading healthcare enterprise that is committed to helping people live healthier lives. The Company takes a local approach – with local brands and local teams – to provide fully integrated, high-quality and cost-effective services to government-sponsored and commercial healthcare programs, focusing on under-insured and uninsured individuals. Centene offers affordable and high-quality products to more than 1 in 15 individuals across the nation, including Medicaid and Medicare members (including Medicare Prescription Drug Plans) as well as individuals and families served by the Health Insurance Marketplace.

Centene provides access to high-quality healthcare, innovative programs and a wide range of health solutions that help families and individuals get well, stay well and be well. Our uniquely local approach – with local brands and local teams who live in, care about and directly influence the communities they serve – is a key differentiator in our ability to provide access to quality care to our members. Centene treats the whole person, an approach that is delivered locally and backed by the scale of Centene's expertise, data and resources. Through this approach and our commitment to sustainable partnerships, we work with local community organizations to realize our mission of transforming the health of the communities we serve, one person at a time.

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

During 2024, we operated in four segments: Medicaid, Medicare, Commercial and Other.

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
•Other - includes our pharmacy operations, Envolve Benefit Options' vision and dental services, clinical healthcare, behavioral health, the TRICARE program, and corporate management companies, among others.

For the year ended December 31, 2024, our Medicaid, Medicare, Commercial and Other segments accounted for 62%, 14%, 21% and 3%, respectively, of our total external revenues. Our membership totaled 28.6 million as of December 31, 2024. For the year ended December 31, 2024, our total revenues and net earnings attributable to Centene were $163.1 billion and $3.3 billion, respectively, and our total cash flow from operations was $154 million.

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

Medicaid helps meet the needs of various populations through the following products and programs:

•The TANF program covers low-income families with children.

•Medicaid Expansion covers all individuals under age 65 with incomes up to 138% of the federal poverty level, subject to each state's election. The federal government pays 90% of the costs for Medicaid Expansion coverage for these beneficiaries.

•The ABD program covers low-income individuals with chronic physical disabilities or behavioral health impairments. ABD beneficiaries represent a growing portion of all Medicaid recipients and typically utilize more services as a result of their more complicated health status.

•CHIP helps to expand coverage primarily to children whose families earn too much to qualify for Medicaid, yet not enough to afford private health insurance. Historically, children have represented the largest Medicaid eligible population. Costs are primarily composed of pediatrics and family care, which tend to be more predictable than those associated with other healthcare issues predominantly affecting the adult population.

•LTSS is a Medicaid product that covers Institutional/Residential Care (Nursing and Intermediate Care Facilities) and Home and Community Based Services (HCBS) for beneficiaries requiring assistance with their activities of daily living. The largest groups receiving LTSS, by spending, are older individuals and individuals with physical disabilities, followed by individuals with intellectual and developmental disabilities, those with serious mental illness and/or serious emotional disturbance and other populations. States are increasingly turning to managed care as a solution to provide coordinated, holistic care to their LTSS beneficiaries.

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

•A portion of Medicaid beneficiaries are dual-eligible, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. According to CMS, there were more than 12 million dual-eligible enrollees in 2023. These members may receive assistance from Medicaid for benefits, such as nursing home care, HCBS and/or assistance with Medicare premiums and cost-sharing depending on their income level. Dual-eligibles use more services due to their tendency to have more chronic health issues. We serve dual-eligibles primarily through our ABD, LTSS, MMP and Medicare Advantage D-SNPs lines of business.

While Medicaid programs have directed funds to many individuals who cannot afford or otherwise maintain health insurance coverage, they did not initially address the inefficient and costly manner in which the Medicaid population tends to access healthcare. Medicaid recipients in non-managed care programs typically have not sought preventive care or routine treatment for chronic conditions, such as asthma and diabetes. When they do seek care, it is typically fragmented and not coordinated such as seeking healthcare in hospital emergency departments, which is typically more expensive. As a result, many states without managed care programs have found that the costs of providing Medicaid benefits have increased while the medical outcomes for the recipients remained unsatisfactory.

Accordingly, in an effort to improve quality of care and the affordability of healthcare, the majority of states have mandated that their TANF recipients enroll in managed care plans and many are considering moving to a mandated managed care approach for additional populations and products. CMS estimates the total Medicaid program will grow from $877 billion in 2023 to $1.2 trillion by 2030. Medicaid spending is projected to increase at an average annual rate of 5% between 2023 and 2030. Additionally, approximately 40% of Medicaid spend in 2023 was in Medicaid fee-for-service. Based on these trends, we believe a significant market opportunity exists for managed care organizations (MCOs) with operations and programs focused on the distinct socio-economic, cultural and healthcare needs of the uninsured population and the Medicaid populations.

We are the largest Medicaid health insurer in the country, serving 13 million Medicaid recipients in 30 states as of December 31, 2024. Our Medicaid contracts with the states of Florida and New York accounted for approximately 10% or more of our consolidated Medicaid premium revenues individually in the year ended December 31, 2024.

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

As an alternative to Original Medicare, beneficiaries may elect to receive their Medicare benefits through Part C, also known as Medicare Advantage. Under Medicare Advantage, MCOs contract with CMS to provide services directly to Medicare beneficiaries as well as through employer and union groups. MCOs typically receive fixed monthly premium per member from CMS that varies based upon the county in which the member resides, demographic factors of the member such as age, gender and institutionalized status and the health status of the member. Any benefits that are not covered by Medicare may result in an additional monthly premium charged to the enrollee or through portions of payments received from CMS that may be allocated to these benefits, according to CMS regulations and guidance. Typically, as our Medicare Advantage members reach their deductibles and out-of-pocket maximums, our medical costs rise, creating seasonality in the business with a higher percentage of earnings in the first half of the year.

The Congressional Budget Office estimates the total Medicare market will grow from $1.0 trillion in 2023 to $1.6 trillion by 2030. Medicare spending is estimated to have increased 6% in fiscal 2024 and is projected to increase at an average annual rate of 7% between 2023 and 2030. Over 40% of Medicare spend in 2023 was in Medicare fee-for-service, representing a notable market opportunity to increase penetration of the Medicare Advantage products.

As of December 31, 2024, we served 1.1 million Medicare Advantage members across 37 states, primarily under the brand name Wellcare, with the highest concentration of lower-income, complex members compared to our peers. Revenues from CMS are significant to the segment. Consistent with our strategy, we have reduced our Medicare Advantage footprint to 32 states as of January 1, 2025.

Dual-Eligible Alignment

Recently finalized CMS regulations are promoting greater alignment and integration for dual-eligible members across both programs, whereby full dual beneficiaries would be enrolled under the same company's Medicaid and Medicare plan, improving the quality of care and overall member experience. With over 70% of the approximately 12 million fully-eligible duals population not in fully-integrated coverage arrangements, we see significant opportunity to advance care management, improve member engagement and improve the affordability of healthcare through this process. D-SNPs offer various levels of integration of benefits, care coordination (e.g., care management), and processes (e.g., appeals and grievances, claims, materials) depending on the plan type. Fully Integrated Dual Eligible (FIDE) plans provide Medicaid and Medicare benefits, including LTSS and/or behavior health through one plan under one legal entity. Highly Integrated Dual Eligible (HIDE) plans can offer Medicaid and Medicare benefits from different plans under different legal entities owned by the same parent organization. These HIDE plans have some differences in the Medicaid benefit offering requirements compared to FIDE plans. Lastly, Coordination-Only Dual Eligible plans can coordinate care with Medicaid fee-for-service or Medicaid MCOs from different parent organizations and in some states can also serve partial dual-eligibles who do not receive full Medicaid benefits. Accordingly, we have been refining our Medicare footprint to overlap more closely with our Medicaid presence to provide D-SNP offerings that support alignment.

Newly finalized CMS regulations will require beneficiaries dually enrolled in Medicare and in a Medicaid managed care plan to receive integrated care through the Medicaid company's Medicare Advantage D-SNPs beginning in 2030, with certain restrictions beginning in 2027. We believe we are positioned well given our overlapping Medicaid and Medicare Advantage footprints and we will continue to place enterprise-level focus on the D-SNP opportunity to drive long-term growth.

Medicare Prescription Drug Plan

Medicare prescription drug coverage, or Medicare Part D, is a voluntary benefit for Medicare beneficiaries. The Medicare Part D prescription drug benefit is supported by risk sharing with the federal government through risk corridors designed to limit the losses and gains of the participating drug plans and by providing a portion of reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for risk factor payments. Additional subsidies are provided for dually eligible beneficiaries and specified low-income beneficiaries.

MCOs contract with CMS to serve as plan sponsors offering stand-alone Medicare Part D PDPs to Medicare-eligible beneficiaries. PDPs offer national in-network prescription drug coverage, and may include a preferred pharmacy network, subject to limitations in certain circumstances. Unless CMS is notified of non-renewal and the non-renewal is effectuated by not filing a bid in June, Medicare Advantage and PDP contracts with CMS are renewed for successive one-year terms each September. Should CMS decide not to renew a contract, CMS must notify MCOs on or before August 1, and the plan would be terminated effective December 31 of that year. Our 2025 PDP bids resulted in 33 of the 34 CMS regions for which we were below the benchmarks and one region for which we were above the benchmark, compared to 30 of 34 CMS regions for which we were below the benchmark for the 2024 PDP bids.

The Inflation Reduction Act (IRA) significantly changes Medicare PDPs in 2025, most notably by eliminating the coverage gap and capping members' annual out-of-pocket cost at $2,000 in order to provide more predictable and affordable prescription drug coverage for Medicare beneficiaries. The IRA changes effective for 2025 result in a meaningful shift in cost-sharing responsibilities between members, drug companies, CMS, and PDPs and will result in a significant increase in our premiums in consideration for our PDPs responsibility for a larger portion of total Part D benefit costs.

We served 6.9 million members as of December 31, 2024, the country's largest PDP carrier. We began providing PDP coverage in 2006 and offer stand-alone PDPs in 50 states and the District of Columbia with a priority on plans that offer low premiums, deductibles, and cost sharing.

Commercial

We offer commercial health insurance products to individuals through the ACA Health Insurance Marketplace, and through large and small employer groups. These plans offer differing benefit designs and varying levels of co-payments at different premium rates. These plans facilitate access to healthcare services for our members through network contracts with physicians, hospitals and other providers. Coverage typically is subject to copays and can also be subject to deductibles and coinsurance. As our commercial members reach their deductibles and out-of-pocket maximums, our medical costs rise, creating seasonality in the business with a higher percentage of earnings in the first half of the year.

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

We are the largest Marketplace carrier, serving 4.4 million members across 29 states as of December 31, 2024, under the brand name Ambetter Health. Revenues from CMS are significant to the segment.

We see an opportunity for market disruption of employer-sponsored insurance through Individual Coverage Health Reimbursement Arrangements (ICHRAs). An ICHRA allows employers of all sizes to directly reimburse employees for individual health insurance premiums and qualifying medical expenses tax free in lieu of traditional employer-sponsored health insurance. The ICHRA model relies heavily on off-exchange, individual health insurance coverage as the most efficient way to use the funds. These off-exchange plans often mimic employer-provided coverage in benefit design. They are designed to provide comprehensive, consistent coverage and benefits that meet members' needs.

Using an ICHRA allows employees to tap into a more competitive health plan marketplace and a larger risk pool, creating stronger potential for lower, more stable premiums. At the same time, this approach allows employees to find products that better fit their needs. Given the full commercial group market covers over 170 million, we see a significant addressable market over the long term. We have launched plans designed to attract ICHRA membership in off-exchange plans in 6 states in 2025.

Other

Our Other segment includes:

•Specialty Pharmacy. AcariaHealth offers comprehensive specialty pharmacy services customized for complex and chronic conditions through enhanced patient care offerings and collaborative partnerships with providers to optimize patient outcomes.

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

•Vision and Dental Services. Envolve Benefit Options coordinates benefits beyond traditional medical benefits to offer fully integrated vision and dental health services. Our vision benefit program administers routine and surgical eye care benefits through a contracted national network of eye care providers. Through the dental benefit, we are dedicated to improving oral health through a contracted network of dental healthcare providers.

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

•Federal Services. Health Net Federal Services had a Managed Support Contract in the West Region for the Department of Defense (DoD) TRICARE program. We provided administrative services to Military Health System eligible beneficiaries, which included eligible active duty service members and their families, retired service members and their families, survivors of retired service members and qualified former spouses. Our contract for health care delivery services concluded at the end of 2024.

•Corporate Management Company. Each of our health plans contracts with our corporate management company to provide certain functions required to manage the health plan including, but not limited to, salaries and wages for personnel, rent, utilities, population health management, provider contracting, compliance, member services, claims processing, information technology, cash management, finance and accounting and other services.

OUR COMPETITIVE STRENGTHS

Our approach is based on the following key competitive strengths:

•Focus and Experience. Centene was established as a Medicaid company, anchored around long-lasting, trusted relationships, with a continual focus on low-income populations. Since our founding more than 40 years ago, we have forged new paths developing innovative solutions and addressing the evolving needs of our members, earning Centene an important seat at the table and a powerful voice to shape the conversation at the state and federal level. We have deliberately increased our market density by expanding to serve other low-income and medically complex populations and, as a result, we are now the largest Medicaid health insurer and Marketplace carrier in the country with an established Medicare presence. As states increasingly move to integrate care for individuals who are dually eligible for both Medicaid and Medicare, our expertise uniquely positions us to serve this population of more than 12 million beneficiaries nationwide. We are positioned at the nexus of affordability and choice, ready to meet the needs of consumers who increasingly seek innovative products like ICHRAs.

•Local Approach. Our local approach to delivering healthcare enables us to meet members and providers in the communities where they are to facilitate member access to high-quality, culturally sensitive healthcare services. Our programs and services are tailored to the unique individuals we serve and include a broad range of initiatives to address social drivers of health such as food insecurity, housing instability, unemployment and access to transportation, which contribute to health disparities among underserved communities. With local leadership owning all three lines of business, we are able to translate local best practices from our Medicaid business into product development, distribution, network and pricing decisions we make for our Marketplace and Medicare businesses. We know what our customers will value because we live and work alongside them every day.

•Partnerships. Centene's partnership mindset allows us to design solutions for our members that integrate the most relevant, most local and most innovative capabilities in an agile and capital-efficient way. Partnership has become both a strategy and discipline: finding, measuring and maintaining the best partners over time. Instead of owning providers, we identify the best providers for our members, investing in data and engagement models that will support them in delivering health outcomes. For example, we entered into a partnership with the National Association of Community Health Centers to enhance value-based care adoption, further strengthening Community Health Centers' ability to deliver high-quality, patient-centered care and improve maternal child health outcomes.

•People. Through an intentional focus on building a One CenTeam culture, we have elevated and unleashed the power of 60,500 team members who uniquely understand how to serve our members and are committed to our mission of transforming the health of the communities we serve, one person at a time.

Benefits to Customers

We feel that our ability to establish and maintain a leadership position in the markets we serve results primarily from our demonstrated success in providing quality care while improving the affordability of healthcare, and from our specialized programs with state governments.

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

•Commitment to quality and improved health outcomes. We demonstrate this through obtaining health plan accreditations, such as National Committee for Quality Assurance (NCQA), which assesses the effectiveness of our structure and operational processes, clinical quality and member satisfaction. We have developed care coordination, case management and clinical programs focused on key prevention and chronic conditions. Additionally, we have launched a multi-year plan to improve quality across the enterprise with a strong focus on enhanced patient experience and access to care, which lays the foundation for strong quality ratings in the future, including Medicare Star ratings and Marketplace Quality Rating System (QRS).

•Community-specific healthcare programs and a focus on addressing healthcare gaps. Our expertise in government-sponsored programs has helped us establish and maintain strong relationships with community-based organizations, local providers, as well as our state and federal partners. Our health plans develop tailored, local programs and campaigns to support members through solutions that promote whole-person care and enhance healthcare for all.

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

Providers

For each of our service areas, we establish a provider network consisting of primary and specialty care physicians, hospitals, behavioral health practitioners and ancillary providers. Our network of primary care physicians is a critical component of care delivery, healthcare affordability, and the attraction and retention of new members. Primary care physicians include family and general practitioners, pediatricians and internal medicine physicians. Specialty care physicians provide medical care to members generally upon referral by primary care physicians. Specialty care physicians include a wide array of provider types including, but not limited to, orthopedic surgeons, cardiologists and otolaryngologists. We also build robust networks of mental health providers, such as psychiatrists, social workers, substance abuse disorder facilities, and inpatient behavioral health facilities. We also contract with providers on a negotiated fee arrangement for physical therapy, home healthcare, diagnostic laboratory tests, x-ray examinations, ambulance services and durable medical equipment.

Our health plans facilitate access to healthcare services for our members primarily through contracts with our providers. Our contracts with primary and specialty care physicians and hospitals are usually for a term of one to three years and usually renew automatically for successive one-year terms, but generally are subject to termination by either party upon prior written notice. In the absence of a contract, we typically pay providers at applicable state or federal reimbursement levels and guidelines, depending on the product (for example, Medicaid or Medicare). We pay providers under a variety of methods, including fee-for-service, capitation arrangements and value-based arrangements.

•Under our fee-for-service contracts with providers, we pay a negotiated fee for covered services, which may include a case rate or fee-for service. This model is characterized as having no financial risk for the provider.

•Under our capitated contracts, providers can be paid a set amount for their services as outlined in their respective provider agreements, usually on a per member per month basis and sometimes including different rates depending on the age of the population.

•Under value-based arrangements, providers can be paid under either a capitated or fee-for-service model. The arrangement, however, contains provisions for additional payments to the providers or reimbursement from the providers based on their performance against quality and other measures. We are committed to value-based contracting, upside and downside risk, assigning members to the highest quality providers and capitation. This is done in partnership with our providers to increase quality outcomes and overall member satisfaction. We anticipate our membership in upside and downside risk arrangements will continue to grow.

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

The following are among the services we provide to support physicians:

•Provider Engagement Performance Tools and Processes can lead to measurable improvements in quality and health outcomes, healthcare costs and member satisfaction. High-quality provider support and service levels are important as our key customers are increasingly using performance-based measures to select and pay health plans. We have a suite of network performance tools for use by physicians and other providers which monitor the outcomes and care gaps of their individual patient panels. Provider Engagement and Quality teams meet with the providers to review their performance issues and recommend strategies for improvements in their patient panel outcome, including disease management and quality initiatives. Our tools also allow the physician and others to see where they stand within their value-based contract.

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

•invested in new technology to enhance our access to clinical data on gaps in care, committed to integrating our numerous quality platforms into a single unified workflow and developed advanced analytics to more efficiently and effectively target our member engagement efforts for maximum impact on access, quality and member satisfaction;

•increased focus on member engagement, including tripling the capacity of our member outreach services to encourage active participation with their primary care physicians and other members of their care team and overhauling our onboarding process to focus on quality from the very first member touchpoint for Medicare; and

•prioritized strengthening relationships with providers to improve access and quality of care for our members; an essential strategy on this front is increasing our value-based provider engagements as those enhanced partnerships have proven to drive higher quality care. We also continue to promote local participation in physician quality improvement committees chaired by local physician leaders, which ensures clinical oversight and is critical to the success of clinical quality improvement programs.

We believe these initiatives will improve members' overall health and healthcare experience and help us achieve stronger quality scores overall, such as Medicare Star ratings and Marketplace QRS.

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

As further validation of our quality objectives, we pursue accreditation by independent organizations that have been established to promote healthcare quality. NCQA Health Plan programs provide unbiased, third-party reviews to verify and publicly report results on specific quality metrics including Healthcare Effectiveness Data and Information Set (HEDIS) and Consumer Assessment of Healthcare Providers and Systems (CAHPS). We pursue and achieve accreditation in the majority of states where we currently have health plan operations. We also verify the credentials and backgrounds of our partner providers using standards supported by NCQA to ensure the quality of our networks.

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

ETHICS AND COMPLIANCE

Our Ethics and Compliance program assists the organization in developing effective internal controls that promote the prevention, detection and correction of fraud, waste and abuse and instances of conduct that do not conform to federal and state law, private payor healthcare program requirements or our ethics and business policies. Responsibilities also include the ongoing maintenance of our privacy program and oversight of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) as it pertains to us and our business units from a compliance, business and technical perspective.

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

The goal of our program is to build a culture of integrity, ethics and compliance, which is assessed periodically to measure engagement and effectiveness. Our Ethics and Compliance intranet site, accessible to all team members, links to our Code of Conduct and guidance for team members to assist them in reporting concerns or asking questions. Our Ethics and Compliance Helpline is a toll-free number and web-based reporting tool operated by a third-party independent of the Company and allows team members or other persons to anonymously report suspected incidents of misconduct, fraud, waste, abuse or other compliance violations, concerns or questions. Furthermore, our Board of Directors' Audit and Compliance Committee reviews ethics and compliance report data quarterly.

CORPORATE SUSTAINABILITY

Our steadfast commitment to the health and social well-being of our communities, fostering a healthy environment and our culture of sound and ethical corporate governance, extends far beyond individual programs or initiatives. We provide access to high-quality healthcare, innovative programs and a wide range of health solutions that help people live healthier lives. Our mission is to transform the health of the communities we serve, one person at a time. Our Corporate Sustainability Framework (the Framework) is comprised of areas of focus core to our mission, our strategy and to delivering positive impact and long-term value to our stakeholders. The Framework highlights our commitment to healthy individuals and healthy communities and builds upon our long history of identifying and removing barriers to health. Implementation of the Framework is overseen by the Board of Directors' Governance Committee and corporate sustainability initiatives throughout the organization are driven by a cross-functional network of executives.

Annually, we issue a corporate sustainability report to communicate the value of our efforts, a Task Force on Climate-related Financial Disclosures (TCFD) Index report outlining our governance structure, strategy, risks, opportunities and metrics related to managing climate change, and a SASB Index report aligned with the SASB Managed Care standards maintained by the International Sustainability Standards Board providing corporate sustainability disclosures to our stakeholders. The Framework enables us to communicate impact and progress on corporate sustainability matters important to our stakeholders and aligned with our business strategy and long-term plans. Corporate sustainability financial reporting disclosures are overseen by the Board of Directors' Audit and Compliance Committee. Our corporate sustainability initiatives and commitments enable us to build healthier communities, empower health, foster a healthy environment and drive business accountability. Interested parties can find our corporate sustainability-related reports within the Investors section of our website, the URL of which is https://investors.centene.com/sustainability. Please note: Nothing on our website, including our corporate sustainability reports or sections thereof, shall be deemed incorporated by reference into this Annual Report.

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

We compete with other MCOs, specialty companies and other non-traditional competitors to acquire and retain state, county, federal and commercial contracts. Before granting a contract, state and federal government agencies consider many competitive factors, including but not limited to, quality of care, access to care through comprehensive provider networks, reducing administrative burden for providers and members, financial condition, stability and resources, previous experience and performance and local investments and offerings.

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

Our regulated subsidiaries are licensed to operate as HMOs, preferred provider organizations (PPOs), third-party administrators (TPAs), utilization review organizations, pharmacies, direct care providers and/or insurance companies in their respective states. In each of the jurisdictions in which we operate, we are regulated by the relevant health and/or human services departments, Medicaid agencies, boards of pharmacy and other healthcare providers, departments of insurance, and departments of health that oversee the activities of MCOs and health plans providing or arranging to provide services to enrollees.

The process for obtaining authorization to operate as an MCO, health insurance plan, PDP, pharmacy or provider organization is complex and requires us to demonstrate to the regulators the adequacy of the health plan's organizational structure, financial resources, utilization review, quality assurance programs, billing protocols, complaint procedures, provider network and procedures for covering emergency medical conditions. For example, under state MCO statutes and insurance laws, our health plan subsidiaries, as well as companies within our Other segment, must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements. Insurance regulations may also require prior state approval of acquisitions of other MCO businesses and the payment of dividends, as well as notice for loans or the transfer of funds. Our subsidiaries are also subject to periodic state and federal reporting requirements. In addition, each health plan and individual healthcare provider must meet criteria to secure the approval of state regulatory authorities before implementing certain operational changes, including, without limitation, changes to existing offerings, the development of new product offerings, certain organizational restructurings and, in some states, the expansion of service areas.

States have adopted a number of laws and regulations that may affect our business and results of operations. These laws and regulations, in certain states, include:

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

Federal law has also implemented other health programs that are partially funded by the federal government, such as Medicaid and Medicare programs. Our Medicaid programs are regulated and administered by various state regulatory bodies. Federal funding remains critical to the viability of these programs. Federal law permits the federal government to oversee and, in some cases, to enact, regulations and other requirements that must be followed by states with respect to these programs. Medicare is administered at the federal level by CMS. Comprehensive legislation, specifically Title XVIII of the Social Security Act, governs our Medicare program. In addition, our Medicare contracts are subject to regulation by CMS. CMS has the right to audit Medicare contractors and the healthcare providers and administrative contractors who provide certain services on their behalf to determine the quality of care being rendered and the degree of compliance with CMS contracts and regulations.

The ACA transformed the U.S. healthcare system through a series of complex initiatives. Some of the ACA's most significant provisions include the imposition of fees, assessments and taxes; the establishment of federally-facilitated and state-based Health Insurance Marketplaces where individuals and small groups may purchase health coverage; the implementation of certain premium stabilization programs designed to apportion risk amongst insurers; and optional Medicaid Expansion. State and federal regulators have continued to provide additional guidance and specificity to the ACA, and we continue to monitor this new information and evaluate its potential impact on our business. For a further discussion of the ACA, see "Risk Factors - Significant changes or judicial challenges to the ACA and the other government-sponsored healthcare programs in which we participate could materially and adversely affect our results of operations, financial condition, and cash flows."

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

We provide Medicare Advantage, PDPs, D-SNPs and MMPs pursuant to contracts with CMS and subject to federal regulation regarding the award, administration and performance of such contracts. CMS also has the right to audit our performance to determine our compliance with these contracts, other CMS regulations, and the quality of care we provide to Medicare beneficiaries under these contracts.

As of December 31, 2024, we operated in 29 states under federally-facilitated Marketplace contracts with CMS and state-based exchanges. We also operate under a Memorandum of Understanding with the Arkansas Department of Human Services Division of Medical Services and the Arkansas Insurance Department to participate in the Medicaid expansion model that Arkansas has adopted (referred to as AR Health and Opportunity for Me program).

Our government contracts have included government-sponsored managed care and administrative services contracts through the TRICARE program and certain other healthcare-related government contracts. Our contract for health care delivery services through the TRICARE program concluded at the end of 2024.

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

Privacy Regulations

We are subject to various international, federal, state and local laws and rules regarding the use, security and disclosure of protected health information, personal information and other categories of confidential or legally protected data that our businesses handle. Such laws and rules include, without limitation, HIPAA, the Federal Trade Commission Act, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (Gramm-Leach-Bliley Act) and state privacy and security laws such as the California Confidentiality of Medical Information Act and the California Online Privacy Protection Act. Privacy and security laws and regulations often change due to new or amended legislation, regulations or administrative interpretation. A variety of state and federal regulators enforce these laws, including but not limited to the U.S. Department of Health and Human Services (HHS), the Federal Trade Commission, state attorneys general and other state regulators.

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

The requirements of the Transactions Standards apply to certain healthcare-related transactions conducted using "electronic media." Since "electronic media" is defined broadly to include "transmissions that are physically moved from one location to another using portable data, magnetic tape, disk or compact disk media," many communications are considered to be electronically transmitted. Under HIPAA, health plans and providers are required to have the capacity to accept and send all covered transactions in a standardized electronic format. Penalties can be imposed for failure to comply with these requirements. The Transactions Standards were modified in October 2015 with the implementation of the ICD-10 coding system.

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

HUMAN CAPITAL RESOURCES

As of December 31, 2024, we had approximately 60,500 team members. Our team members are guided by our mission-driven culture. Our culture values of accountability, courage, curiosity, trust and service guide our workforce and foster high-performing teams that serve our customers and key stakeholders each day while delivering against our long-term strategic goals. We intentionally attract, develop and retain top talent who bring a broad range of voices and experiences, passion and vision to help us transform the health of the communities we serve.

Compensation and Other Benefits

Our overall compensation philosophy is to pay for performance by linking the achievement of both Company and individual goals to total compensation. We offer benefits to our team members to help them achieve optimum work-life balance and meet their needs as well as the needs of their families. In addition to traditional healthcare benefits, we also offer various wellness programs, an employee assistance program, tuition reimbursement/educational assistance, a 401(k) retirement plan, as well as programs for family support such as adoption assistance, parental leave and caregiver leave. Our parental leave offers six weeks of fully compensated time for caregivers with an additional eight weeks for mothers, providing up to 14 weeks of fully compensated maternity leave. In addition, we offer paid community volunteer time to encourage our team members to participate in volunteer programs and support local communities.

Talent Acquisition and Development

Through our robust talent infrastructure, we continue working to deepen and prepare our talent bench and workforce, which is instrumental to executing our long-term business strategy. Our talent advisors and hiring leaders recruit from across the country to develop a workforce possessing outstanding capabilities and a wide range of perspectives and lived experiences. We are committed to developing a skill-rich workforce who can thrive in the evolving world of work, enabling our organization to further accelerate growth, inclusivity and innovation. Through Centene University, accessible to our team members, we have designed learning and development at scale, using new digital tools, real-time virtual learnings and customized leadership development programs in a modern learning environment. In addition to building new workforce skills, we utilize our ongoing enterprise talent reviews, succession planning, career development planning and comprehensive workforce analytics to provide insights to senior leaders to inform actions and drive intentional talent results.

Modernized and Connected Workforce

We have adopted a modern work environment with the majority of our team members leveraging remote and hybrid work arrangements, allowing them to do their best work in the way they work best. We are intentional in our efforts to foster a collaborative and engaging work environment, including forums for people leaders, robust weekly communications for all team members, and virtual all-employee meetings. Additionally, we have a wide range of Centene Professional Networks. Open to all employees, these voluntary, employee-led groups provide professional connections and leadership opportunities for all team members and drive impact by supporting the attraction, development and retention of the best talent at all levels.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers, including their ages, at February 14, 2025:

Name	Age	Position
Sarah M. London	44	Chief Executive Officer
Andrew L. Asher	56	Executive Vice President, Chief Financial Officer
Katie N. Casso	43	Senior Vice President, Finance, Corporate Controller and Chief Accounting Officer
Christopher A. Koster	60	Executive Vice President, Secretary and General Counsel
Tanya M. McNally	51	Chief People Officer
Susan R. Smith	49	Chief Operating Officer

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

Katie N. Casso. Ms. Casso has served as our Senior Vice President, Finance, Corporate Controller and Chief Accounting Officer since September 2024. Prior to that, she served as our Senior Vice President, Corporate Controller and Chief Accounting Officer from April 2021 to September 2024. From January 2016 to March 2021, she served as Vice President, Assistant Controller.

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

Tanya M. McNally. Ms. McNally has served as our Chief People Officer since March 2023. Prior to that, she served as our Interim Chief People Officer from January 2023 to March 2023. Prior to that, she served as our Regional Vice President, Human Resources from May 2022 to December 2022. From January 2020 to May 2022, she served as Vice President, Global Human Resource Business Partner. From August 2018 to January 2020, she served as Vice President, Human Resources for WellCare Health Plans, Inc.

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

Our profitability depends to a significant degree on our ability to accurately estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers. For example, our government-sponsored health programs revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expenses exceed our estimates, our health benefits ratio (HBR), or our expenses related to medical services as a percentage of premium revenues, would increase and our profits would decline. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, the level of utilization of healthcare services, out-of-network utilization and pricing, medical claim submission patterns, hospital and pharmaceutical costs, including new high-cost specialty drugs, unexpected events, such as natural disasters, the effects of climate change, acts of war or aggression, geopolitical instability, major epidemics, pandemics and their resurgence, or newly emergent diseases, new medical technologies, increases in provider fraud and other external factors, including general economic conditions such as interest rates, inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. Also, member behavior could continue to be influenced by the uncertainty surrounding the ACA, including potential changes in premium subsidies, including due to changes in the eligibility or amount of enhanced advance premium tax credits for Marketplace products.

In addition, as a result of the expiration of the public health emergency (PHE) due to the COVID-19 pandemic, and the resulting Medicaid redeterminations process, we have experienced a higher HBR related to the remaining members, due to the acuity profile of this membership, as well as the gaps in eligibility for certain members who have rejoined the Medicaid plans. While we continue to work with our state partners to match rates to acuity post-redeterminations, such rate adjustments may be delayed or insufficient to offset the increased acuity.

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

Assumptions and estimates are utilized in establishing premium deficiency reserves. For example, we have established a premium deficiency reserve in connection with the 2025 Medicare Advantage business as of December 31, 2024. If our assumptions are inaccurate, we may be required to increase our premium deficiency reserves which could have a material adverse effect on our results of operations and financial condition.

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

In the Health Insurance Marketplace, we may be adversely impacted if we have not accurately predicted the health needs of our members, including individuals exiting the market causing the morbidity of the risk pool to rise without a proportionate change to risk adjustment. In addition, the risk adjustment provisions of the ACA established to apportion risk amongst insurers may not be effective in appropriately mitigating the financial risks related to the Health Insurance Marketplace product, are affected by our members' acuity relative to the membership acuity of other insurers and are subject to a high degree of estimation and variability, including estimation of the ultimate level of program funding based on the financial performance of other insurers. Further, changes in the competitive market for both Health Insurance Marketplace and the Medicare Advantage products over time, changes to member eligibility in the program design, including due to changes to the eligibility or amount of the enhanced advanced premium tax credits and the timing of those changes, additional program integrity initiatives that have the effect of reducing membership or changes in the financial incentives of individuals, brokers and competitors to participate in such products may make pricing difficult to predict. For example, competitors may introduce pricing, broker incentives or broker distribution channels that we may not be able to match, which may adversely affect our ability to compete effectively. Competitors may also choose to exit the market altogether or otherwise suffer financial difficulty, which could adversely impact the pool of potential insured, affect collectability of risk adjustment payable or require us to increase premium rates. Any significant variation from our expectations regarding acuity, enrollment levels, adverse selection, out-of-network costs or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial condition and cash flows for both our Health Insurance Marketplace and Medicare Advantage products.

In addition, we may be unable to accurately predict demand for both our Health Insurance Marketplace and Medicare Advantage products, as demand depends on factors outside of our control such as the competitiveness of our bids, the broker distribution channels, additional program integrity initiatives that have the effect of reducing membership and the entry and exit of other competitors in the markets. If we experience higher demand for our products than anticipated, we may not have adequate staffing to be able to adequately meet service level requirements in our call centers, which could negatively impact our quality scores, our relationships with our members and providers, as well as our regulators.

Our Medicare programs are subject to a variety of unique risks that could adversely impact our financial results.

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to negative outcomes from program audits, sanctions, penalties or other actions; if we do not submit adequate bids in our existing markets or any expansion markets; if our existing contracts are modified or terminated; or if we fail to maintain or improve our quality Star ratings, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our results of operations and financial performance. As of December 2024, approximately 55% of our Medicare Advantage membership was associated with contracts rated 3.5 stars or better. Our quality improvement goal is to move 85% of our members into contracts with 3.5 stars or better for rating year 2026 (anticipated to be published in October 2025), which may not be achieved. Additionally, although we expect to have a higher percentage of D-SNP members than most of our competitors, we may be unsuccessful in advocating for adjustments in the Star score rating system or other risk adjustment criteria to reflect the socio-economic barriers to health for this population.

Star ratings are subject to change annually by CMS, and despite our operational efforts to improve our Star ratings, there can be no assurances that we will be successful in maintaining or improving our Star ratings in future years, which could negatively impact our quality bonus and rebates. In addition, our Medicare Advantage and PDP contracts may be terminated by CMS if our Medicare Advantage contracts receive Star ratings of below 3.0 stars for three consecutive years. For example, two of our Medicare Advantage contracts received notice of termination for plan year 2025. The attractiveness of our Medicare Advantage plans may be reduced if we are unable to maintain or improve these ratings, if there are changes to the ratings system that make achieving and maintaining ratings of 3.0 stars or higher more difficult, or if our performance does not improve compared to our competitors.

CMS establishes annually different pricing components of the Medicare Advantage program that may not adequately reflect changes in the underlying health care costs, and which may reduce the profitability or desirability of various Medicare Advantage plans. For calendar year 2025, CMS again applied a negative rate adjustment for risk model revisions and fee for service normalization. As a result of the Medicare Advantage 2025 rates and our 2025 Medicare Advantage bid design and membership projections, we have established a premium deficiency reserve in connection with the 2025 Medicare Advantage business as of December 31, 2024. In addition, CMS' new risk model may not account for the full severity of several chronic conditions, which could also disproportionately affect the dual-eligible population which is more medically complex and faces additional socio-economic barriers to health compared to others. As a result of these changes and potential future changes to Medicare Advantage pricing components, we may not be able to design products that will be profitable, attractive or competitive for this population.

In addition, CMS regulations will require beneficiaries dually enrolled in Medicare and in a Medicaid managed care plan to receive integrated care through the Medicaid company's Medicare Advantage D-SNPs beginning in 2030, with certain restrictions beginning in 2027, which may restrict our product offerings in some geographic service areas. However, some states have already moved or are planning to exclusively align dual-eligible enrollment under an aligned D-SNP before this timeframe.

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

As a result of the variability of certain factors that determine estimates for risk-adjusted premiums, including plan risk scores and competitor positioning, the actual amount of retroactive payments could be materially more or less than our estimates. Consequently, our estimate of our plans' risk scores for any period, and any resulting change in our accrual of premium revenues related thereto, could have a material adverse effect on our results of operations, financial condition and cash flows. The data provided to our government customers to determine the risk score is subject to audit by them even after the annual settlements occur. These audits may result in the refund of premiums to the government customer previously received by us, which could be significant and would reduce our premium revenue in the year that repayment is required. This in turn could have a material adverse effect on our results of operations, financial condition and cash flows.

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

When our contracts with government entities expire, they may be opened for bidding by competing healthcare providers, and there is no guarantee that our contracts will be renewed or extended. For example, the Department of Defense did not award the West region TRICARE Managed Care Support Contract commencing in 2025 to Health Net Federal Services, and the contract ended as of December 31, 2024. In addition, as part of the normal course of business, several of our Medicaid contracts are up for reprocurement in 2025 (for contracts largely commencing in 2026). Competitors may be more aggressive in the descriptions of their capabilities and the assumptions utilized in their bids. Even if our responsive bids are successful, the bids may be based upon assumptions or other factors which could result in the contracts being less profitable than we had anticipated. Further, our government contracts contain certain provisions regarding readiness review, eligibility, enrollment and dis-enrollment processes for covered services, eligible providers, periodic financial and informational reporting, financial standards, quality assurance, timeliness of claims payment, compliance with contract terms and law and our agreement to maintain a Medicare plan in the state, among other things, and are subject to cancellation if we fail to perform in accordance with the standards set by regulatory agencies.

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

In addition, we contract with independent third-party vendors, brokers and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Violations of, or noncompliance with, laws and regulations governing our business by such third-party vendors, or governing our dealings with such parties, could, among other things, subject us to additional audits, reviews, investigations, self-reporting requirements and other adverse effects.

We derive a portion of our cash flow and gross margin from our PDP operations, for which we submit annual bids for participation. The results of our bids could have a material adverse effect on our results of operations, financial condition and cash flows.

A significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries in CMS-designated regions where our PDP premium bids are below benchmarks of other plans' bids. In general, our premium bids are based on assumptions regarding PDP membership, utilization, drug costs, drug rebates and other factors for each region. Our 2025 PDP bids resulted in 33 of the 34 CMS regions for which we were below the benchmarks and one region for which we were above the benchmark. As of January 1, 2025, we experienced an increase to over 7.5 million PDP members compared to 6.9 million in December 2024, due to our 2025 bid positioning. If our future Part D premium bids are not below the CMS benchmarks, we risk losing PDP members who were previously assigned to us and we may not have additional PDP members auto-assigned to us, which could materially reduce our revenue.

The IRA is expected to substantially increase PDP's risk exposure in 2025. Under the IRA, PDP plan costs will increase significantly due to a reduction in members cost share (close of coverage gap, and the $2,000 cap on member out-of-pocket expenses) and a decrease in federal reinsurance (from 80% to 20%, while a greater portion of the plan drug costs will fall into the catastrophic phase). In the meantime, Part D risk sharing program thresholds would be applied to the increased Part D plan costs, so the plan cost at risk will be much greater before any risk sharing kicks in. These changes may lead to heightened underwriting risks and increased market volatility and uncertainty for 2025 bids, which could materially reduce our revenue and profit. The IRA also offers Part D enrollees the option to defer payment of out-of-pocket prescription drug costs across monthly payments throughout the benefit year instead of to the pharmacy at the point of sale under the Medicare Prescription Payment Plan (M3P). This change may lead to increased bad debt exposure along with potential challenges with collecting deductibles and other cost-sharing amounts from beneficiaries. The change may also lead to estimation uncertainty as we develop our experience with the M3P. Due to the uncertainty of the new Part D pricing structure, Centene has elected into the Part D Premium Stabilization Demonstration program, which subsidizes member premiums and provides additional protection through the risk corridor in the event of unforeseen losses, but such election may not be sufficient to offset the uncertainty or risks relating to our experience with M3P as well as the increased risk exposure.

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

Operations in a number of states have accounted for a significant portion of our premium revenues to date. If we were unable to continue to operate in any of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially. For example, as part of the normal course of business, several of our Medicaid contracts are up for reprocurement in 2025 (for contracts largely commencing in 2026). Our reliance on operations in a limited number of states could cause our revenues and profitability to change suddenly and unexpectedly depending on legislative or other governmental or regulatory actions and decisions or changes in governmental administrations, economic conditions and similar factors in those states. Government entities in states we currently serve could open the bidding for their Medicaid or other healthcare programs to other health insurers through a request for proposal process. For example, as a result of Medicaid reprocurement process in California, in January 2024 our subsidiary, Health Net of California, began subcontracting a portion of its Medicaid membership in Los Angeles, which reduced our membership compared to December 2023. Reductions in our service area or services provided in any of the states in which we operate could harm our business.

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
•new market entrants, including those not traditionally in the health service industry; and
•innovations in technology in the health service industry, including the use of artificial intelligence and machine learning.

Our failure to anticipate or appropriately adapt to changes in the industry could negatively impact our competitive position and adversely affect our business and results of operations.

If our third-party vendors fail to meet their contractual obligations to us or fail to comply with applicable laws or regulations, our results of operations may be adversely affected and we may be exposed to brand and reputational harm, litigation and/or regulatory action.

We are subject to risks associated with outsourcing services and functions to third-party vendors. We contract with various third-party vendors to perform certain functions and services, including for PBM, medical management and other member-related services. Our arrangements with these third-party vendors may expose us to public scrutiny, adversely affect our brand and reputation, expose us to litigation or regulatory action, and otherwise make our operations vulnerable if we fail to adequately oversee, monitor and regulate their performance or if they fail to meet their contractual obligations to us, including successfully and timely transitioning services, delivering expected cost savings, guarantees or commitments, increasing their service levels to us, or complying with applicable laws or regulations.

Any failure of these third-party vendors' prevention, detection or control systems related to regulatory compliance, compliance with our internal policies, data security and/or cybersecurity or any incident involving the theft, misappropriation, loss or other unauthorized disclosure of, or access to, members' or other constituents' sensitive information could require us to expend significant resources to remediate any damage, interrupt our operations and adversely affect our brand and reputation and also expose us to whistleblower, class action and other litigation, other proceedings, prohibitions on marketing or active or passive enrollment of members, corrective actions, fines, sanctions and/or penalties, any of which could adversely affect our business results of operations, financial condition or cash flows. If the third-party vendors cannot adequately perform services to us due to lack of adequate staffing, infrastructure, experience, operational maturity, funding, bankruptcy, insolvency, or other credit failure, it could have a material adverse effect on our results of operations if we are not able to contract with other service providers on a timely basis or at all.

If we are unable to maintain relationships with our provider networks and timely update our provider directories, our profitability may be materially adversely affected.

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

In addition, we are subject to certain state and federal regulations and contractual provisions regarding provider directory accuracy. If we cannot comply with such accuracy requirements or other contractual operational requirements, we may be subject to regulatory audits and investigations, litigation and otherwise suffer competitive harm, which could have a material adverse impact on our business reputation, financial condition, cash flows or results of operations.

If we or our third-party vendors are unable to integrate and manage information systems and networks effectively, our operations could be disrupted.

Our operations depend significantly on effective information systems and networks. The information gathered and processed by information systems and networks assists us in, among other things, monitoring utilization and other cost factors, processing provider claims and providing data to our regulators. Our healthcare providers also depend upon our information systems and networks for membership verifications, claims status and other information. Our information systems, networks and applications require continual maintenance, upgrading and enhancement to meet our operational needs and regulatory requirements. We regularly upgrade and expand our information systems' and networks' capabilities. If we, our healthcare providers, brokers' or our third-party vendors experience difficulties with the transition to or from information systems or networks or do not appropriately integrate, maintain, enhance or expand information systems or networks, we could suffer, among other things, operational disruptions, loss of existing members and providers and difficulty in attracting new members and providers, complaints, regulatory problems and increases in administrative expenses. In addition, our healthcare providers', our brokers' or our third-party vendors' ability to integrate and manage information systems and networks may be impaired as the result of events outside our control, including natural disasters, such as earthquakes or fires, or acts of wars, aggression or terrorism, which may include cyber-attacks or other data security incidents by terrorists or other governmental or non-governmental actors. Further, as connectivity of technology advances, artificial intelligence and business processes supported by large language models that are used by us, our healthcare providers, our brokers, or our third-party vendors may not operate as expected or may give rise to risks related to accuracy, bias, discrimination, intellectual property infringement, cybersecurity and data privacy, among others. The development and use of artificial intelligence technologies is still in its early stages, and as a result it is not possible to predict all of the risks and potentially unintended consequences related to the use of artificial intelligence by us, our health care providers, our brokers or our third-party vendors.

We may also from time to time obtain significant portions of our systems-related or other services or facilities from independent third-party vendors, which may make our operations vulnerable if such third-party vendors fail to perform adequately. In addition, our ability to use outsourcing resources in certain jurisdictions might be limited by legislative action or contracts, with the result that the work must be performed at greater expense or we may be subject to sanctions for non-compliance. Any of these risks might have a materially adverse impact on our business, results of operations and financial condition.

A failure in or breach of our operational or security systems, networks or infrastructure, or those of third-party vendors with which we do business, including as a result of cyber-attacks and other data security incidents, could have a material adverse effect on our business.

Data security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct our operations and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign states and state-supported actors. Data security risks also may derive from fraud or malice on the part of our team members or third-party vendors, or may result from human error, software bugs, server malfunctions, software or hardware failure or other technological failure. As these threats continually evolve, we may be required to devote substantial additional resources to modify or enhance our operational or security systems and networks and our cybersecurity program.

Our operations rely on the secure transmission, storage and other processing of confidential, personal, proprietary, sensitive and other information in our computer systems and networks as well as third-party vendors with which we do business.

Security breaches of such systems and networks may arise from external or internal threats. External breaches may result from, among other things, a threat actor hacking personal information for financial gain, attempting to fraudulently induce our employees into disclosing usernames, passwords or other sensitive information to obtain unauthorized access to our systems, attempting to cause harm or interruption to our operations or intending to obtain competitive information. Internal breaches may result from, among other things, inappropriate security access to confidential information by rogue team members, consultants or third-party vendors. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify these risks by making such security breaches more difficult to detect, contain or mitigate. Any security breach could result in the misappropriation, loss or other unauthorized access, disclosure or use of confidential member information, including personal information, financial data, competitively sensitive information or other proprietary data, whether by us or a third party, and could have a material adverse effect on our business reputation, financial condition, cash flows or results of operations.

We maintain a system of prevention and detection controls through our security programs; however, our prevention and detection controls may not prevent or identify all such attacks on a timely basis, or at all. Despite our best attempts to maintain adherence to data privacy and security best practices, as well as compliance with applicable laws, regulations, rules, standards and contractual requirements, our facilities, systems and networks, and those of our third-party vendors, may be vulnerable to data privacy or security breaches, acts of vandalism or theft, malware, ransomware, social engineering attacks (including phishing attacks), denial-of-service attacks or other forms of cyber-attack, misplaced or lost data including paper or electronic media, programming and/or human errors or other similar events. We experience attempted external hacking or malicious attacks on a regular basis. In the past, we have experienced cyber-attacks and data breaches, and our third-party vendors have experienced cyber-attacks and security incidents, resulting in disclosure of confidential or protected health information that have not resulted in any material financial loss or penalty to date. For example, in 2024, Change Healthcare, Inc. experienced a cybersecurity incident that disrupted its ability to provide services, impacting payers, providers and pharmacies nationwide, including Centene and some of its subsidiaries. While this incident did not have a material impact on Centene, there can be no assurance that this incident and other privacy or security breaches will not require us to expend significant resources to remediate any damage, interrupt our operations and damage our business or reputation, subject us to state, federal, or international agency review, and result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation, results of operations, financial condition and cash flows.

While we generally perform data security due diligence on our key service providers, we do not control our service providers and our ability to monitor their data security practices is limited. Some of our third-party vendors may store or have access to our data and may not have effective controls, processes, or practices to protect our information from loss, unauthorized disclosure, unauthorized use or misappropriation, cyber-attacks or other data security incidents. For example, hardware, software, and other applications and updates procured from service providers may contain defects that have and may in the future unexpectedly restrict or prevent access to or interfere with the proper operation of our information systems and hardware. A vulnerability in our service providers' hardware, software or systems, a failure of our service providers' safeguards, policies or procedures, or a cyber-attack or other data security incident affecting any of these third-party vendors could harm our business. Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.

We may be unable to attract, retain or effectively manage the succession of key personnel.

We are highly dependent on our ability to attract, develop and retain qualified personnel to operate and expand our business. We face intense competition for experienced and highly skilled team members, and we may be unable to attract and retain such team members, or competition among potential employers may result in increasing compensation. In addition, we may be adversely impacted if we are unable to adequately plan for the succession of our executives and senior management. While we have succession plans in place for members of our executive and senior management team, these plans do not guarantee that the services of our executive and senior management team will continue to be available to us. Our ability to replace any departed members of our executive and senior management team or other key team members may be difficult and may take an extended period of time because of the limited number of individuals in the Managed Care industry with the breadth of skills and experience required to successfully operate and expand a business such as ours. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these personnel. Further, the availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our team members and employment candidates. Our modern work environment, including remote and hybrid work arrangements which is utilized by the majority of our team members, may present operational, cybersecurity and workplace culture challenges. If we are unable to attract, retain and effectively manage the succession plans for key personnel, executives and senior management, our business and financial condition, results of operations or cash flows could be harmed.

An impairment charge with respect to our recorded goodwill, intangible assets and real estate portfolio could have a material impact on our results of operations and shareholders' equity.

Changes in business strategy, divestitures, government regulations or economic or market conditions and non-renewal of government contracts have resulted and may result in impairments of our real estate portfolio, goodwill and other intangible assets at any time in the future. For additional information, see Note 6. Property, Software and Equipment, Note 7. Goodwill and Intangible Assets, and Note 11. Leases to the consolidated financial statements included in Part II of this Annual Report on Form 10-K. We may have additional impairment charges in connection with our periodic evaluation of our goodwill and intangible assets using assumptions and judgments regarding the estimated fair value of our reporting units. Our assumptions and judgments regarding the existence of impairment indicators are based on, among other things, legal factors, contract terms, market conditions and operational performance. Further, the estimated value of our reporting units may be impacted because of business decisions we make associated with any future changes to laws and regulations, which could unfavorably affect the carrying value of certain goodwill and other intangible assets and result in impairment charges in future periods. If an event or events occur that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets, such revision could result in a non-cash impairment charge that could have a material impact on our results of operations and shareholders' equity in the period in which the impairment occurs.

Risks Relating to Regulatory and Legal Matters

If eligibility for the enhanced advance premium tax credit for Marketplace members expires without renewal or the eligibility for the credit is modified or delayed, our results of operations, financial condition, and cash flows could be materially and adversely affected.

In August 2022, the U.S. federal government enacted the Inflation Reduction Act, which, among other things, extended eligibility for the enhanced advance premium tax credit for Marketplace members. This enhanced credit expires on December 31, 2025, and if it is not renewed or extended, or if eligibility for this enhanced credit is limited, or if such renewal or extension is delayed, it could materially adversely impact our Marketplace membership. Submissions of the product design and pricing for the Marketplace product for the following calendar year is generally due to our state regulators in the summer. If the modifications or renewal of the credit is not known at that time, we may not be able to price our products appropriately or be able to change our product pricing or strategy in response to such modifications, which could materially adversely impact our Marketplace membership, financial condition and cash flows.

Reductions or delays in funding, changes to eligibility requirements for government-sponsored healthcare programs in which we participate, and any inability on our part to effectively adapt to changes to these programs could have a material adverse effect on our results of operations, financial condition and cash flows.

The majority of our revenues come from government subsidized healthcare programs including Medicaid, Medicare, CHIP, LTSS, ABD, Foster Care and Health Insurance Marketplace premiums. Changes in these programs, including due to executive orders or other regulatory actions from the current political administration, could change the number of persons enrolled in or eligible for these programs, reduce funding, delay funding and increase our administrative and healthcare costs under these programs. For example, due to the declaration of the end of the PHE and the subsequent expiration of the eligibility determination waivers, the resumption of the Medicaid eligibility redeterminations significantly reduced our membership in our Medicaid programs, and we did not fully offset the loss of this membership by increased enrollment in our Health Insurance Marketplace products. In addition, as a result of the expiration of the PHE due to the COVID-19 pandemic, and the resulting Medicaid redeterminations process, we have experienced a higher HBR related to the remaining members, due to the acuity profile of this membership, as well as the gaps in eligibility for certain members who have rejoined the Medicaid plans. While we continue to work with our state partners to match rates to acuity post-redeterminations, such rate adjustments may be delayed or insufficient to offset the increased acuity. In addition, states may decide to reduce reimbursement or reduce benefits. If any state in which we operate were to decrease premiums paid to us or pay us less than the amount necessary to keep pace with our cost trends, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints and spending initiatives or changes in political party or administrations at the state and federal level. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, CHIP, LTSS, ABD and Foster Care. Additionally, as a result of the CMS Medicare Advantage 2025 rate actions, combined with our quality scores, we have established a premium deficiency reserve in connection with the 2025 Medicare Advantage business as of December 31, 2024. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (sequestration), subject to a 2% cap, which was extended by the Bipartisan Budget Act of 2019 through 2029, which was reinstated on July 1, 2022, after a temporary suspension due to the COVID pandemic. Additional changes to the funding or eligibility criteria for these programs could materially impact our membership, revenues, financial condition and cash flows.

The IRA enacts significant changes to the Medicare Part D program beginning on January 1, 2025. These changes create additional uncertainty for 2025 Medicare Part D bids, including their profitability and the competitive market landscape. If our future Part D premium bids are not profitable or below the CMS benchmarks or competitors price their products with significantly lower premiums, membership, revenue and profitability of this product could be materially reduced, which in turn could have a material adverse effect on our results of operations and financial conditions. Further, changes in the Medicare Part D program could impact membership and cause the timing of our cash flows to be impacted, which in turn could impact the timing and level of interest income.

In addition, new CMS regulations will require beneficiaries dually enrolled in Medicare and Medicaid to receive integrated care through Medicare Advantage D-SNPs beginning in 2030, with restrictions beginning in 2027, which may restrict our product offerings in some geographic service areas.

In addition, adverse economic conditions may put pressures on state budgets as tax and other state revenues decrease while the population that is eligible to participate in these programs remains steady or increases, creating more need for funding. We anticipate this will require government agencies to find funding alternatives, which may result in reductions or delays in funding for programs, contraction of covered benefits and limited or no premium rate increases or premium rate decreases. A reduction (or less than expected increase), a protracted delay or a change in allocation methodology in government funding for these programs, as well as termination of one or more contracts for the convenience of the government, may materially and adversely affect our results of operations, financial condition and cash flows.

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

Significant changes or judicial challenges to the ACA and the other government-sponsored healthcare programs in which we participate could materially and adversely affect our results of operations, financial condition, and cash flows.

The enactment of the ACA in March 2010 transformed the U.S. healthcare delivery system through a series of complex initiatives; however, the ACA has faced, and continues to face, administrative, judicial and legislative challenges to repeal or change certain of its significant provisions. Changes to portions or the entirety of the ACA or significant changes to the other government-sponsored healthcare programs in which we participate, as well as judicial interpretations in response to constitutional and other legal challenges, as well as the uncertainty generated by such actual or potential challenges, could materially and adversely affect our business and financial condition, results of operations or cash flows. The ultimate content, timing or effect of any potential future legislation or litigation and the outcome of other lawsuits cannot be predicted.

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

Additionally, the U.S. Department of Labor issued a final rule on June 19, 2018, which expanded flexibility regarding the regulation and formation of association health plans (AHPs) provided by small employer groups and associations. On June 13, 2019, the HHS, the U.S. Department of Labor and the U.S. Treasury issued a final rule allowing employers of all sizes that do not offer a group coverage plan to fund a new kind of health reimbursement arrangement (HRA), known as an individual coverage HRA (ICHRA). Beginning January 1, 2020, employees became able to use employer-funded ICHRAs to buy individual-market insurance, including insurance purchased on the public exchanges formed under the ACA. It remains uncertain whether or when the current or future administrations will propose changes to these insurance plan options that are not required to meet ACA requirements, and what the impact of such potential changes may be.

These changes and other potential changes involving the functioning of the Health Insurance Marketplace as a result of additional new state and federal legislation, regulation, executive action or litigation, including those related to extending enrollment periods, increasing eligibility in the program design, changing the eligibility and amount of the advanced premium tax credit, additional payment integrity initiatives that have the effect of reducing membership and expanding navigator services the timing of those changes and our ability to respond to any changes in compliance with our state and federal timing requirements, could impact our business and results of operations adversely or in other ways that we do not currently anticipate.

Negative public perception of the managed care industry, including industry practices, could adversely affect our business, operating results, cash flows and prospects.

The managed care industry in which we operate has been and may be negatively perceived by the public from time to time. This negative publicity can lead to increased legislation, regulation, review of industry practices and private litigation in the commercial sector. Negative publicity could come as a result of adverse media coverage, including on social media, litigation against us or other industry participants, actual or perceived shortfalls regarding our industry's or our own products or services, and actual or perceived failures to meet customer or member expectations. Negative publicity resulting from any of these risks could adversely affect our business, our ability to attract and retain talent, our results of operations, stock price, brand, reputation, and our ability to retain our existing customers and members, and significantly change the regulatory and legislative requirements with which we must comply.

Our business activities are highly regulated and new laws or regulations or changes in existing laws or regulations or their enforcement or application could force us to change how we operate and could harm our reputation and business.

Our business is extensively regulated by the states in which we operate and by the federal government. Changes in political party, or administrations at the state or federal level may change the attitude or public commentary towards healthcare programs and result in changes to the existing legislative or regulatory environment, changes in the application of existing laws and regulations, or changes to funding available for healthcare programs. In each of the jurisdictions in which we operate, we are regulated by the relevant insurance, health, and/or human services or government departments that oversee the activities of MCOs providing or arranging to provide services to Medicaid, Medicare, Health Insurance Marketplace enrollees or other beneficiaries.

The frequent enactment of, changes to, or interpretations of laws and regulations could, among other things: force us to restructure our relationships with providers within our network; require us to implement additional or different programs and systems; restrict revenue and enrollment growth; increase our healthcare and administrative costs; impose additional capital and surplus requirements; modify how we contract, pay and interact with brokers, enact additional payment integrity initiatives that have the effect of reducing membership and increase or change our liability to members in the event of malpractice by our contracted providers. In 2023, HHS finalized transparency requirements for artificial intelligence and other predictive algorithms used in certified health information technology, such as decision support interventions. Changes to laws and regulations regarding how we may use artificial intelligence could make it harder for us to conduct our business using artificial intelligence; require us to retrain our artificial intelligence; or prevent or limit our use of artificial intelligence. Our use of artificial intelligence technologies could also result in additional compliance costs; regulatory investigations, actions, fines or penalties; and consumer or other lawsuits. To the extent that we rely on or use the output of artificial intelligence, any inaccuracies, biases or errors could have unfavorable impacts on us, our business and our results of operations or financial condition.

Additionally, the taxes and fees paid to federal, state, local and international governments may increase due to several factors, including: enactment of, changes to or interpretations of tax laws and regulations, audits by government authorities, geographic expansions into higher taxing jurisdictions and the effect of expansions into international markets.

We are often required to maintain a minimum medical loss ratio (MLR) or share profits in excess of certain levels, which may be retroactive. In certain circumstances, our plans have returned premiums back to the states, enrollees or other beneficiaries in the event profits exceed established levels or MLR does not meet the minimum requirement. The amount of premium returned may include transparent pharmacy pricing and rebate initiatives. Other states may require us to meet certain performance and quality metrics in order to maintain our contracts or receive additional or full contractual revenue. In addition, our health plan subsidiaries must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements.

The governmental healthcare programs in which we participate are subject to the satisfaction of certain regulations and performance standards. Regulators require numerous steps for continued implementation of the ACA, including the promulgation of a substantial number of potentially more onerous federal regulations. If we fail to effectively or timely implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of healthcare reform, or do not do so as effectively as our competitors, our results of operations may be materially adversely affected. For example, CMS regulations will require beneficiaries dually enrolled in Medicare and in a Medicaid managed care plan to receive integrated care through the Medicaid company's Medicare Advantage D-SNPs beginning in 2030, with certain restrictions beginning in 2027, which may restrict our product offerings in some geographic service areas. However, some states have already moved or are planning to exclusively align dual-eligible enrollment under an aligned D-SNP before this timeframe. Our inability to improve or maintain adequate quality scores and Star ratings to meet government performance requirements or to match the performance of our competitors could result in limitations to our participation in or exclusion from these or other government programs. Specifically, several of our Medicaid contracts require us to maintain a Medicare health plan.

In April 2016, CMS issued final regulations that revised existing Medicaid managed care rules by establishing a minimum MLR standard for Medicaid of 85% and strengthening provisions related to network adequacy and access to care, enrollment and disenrollment protections, beneficiary support information, continued service during beneficiary appeals, and delivery system and payment reform initiatives, among others. In May 2024, CMS issued further revisions to the Medicaid managed care regulations which become effective between July 2024 and July 2027. The 2024 Final Rule focused on changes in areas including access to care, delivery system and payment reform initiatives, MLR standards and quality oversight. Although we strive to comply with all existing regulations and to meet performance standards applicable to our business, failure to meet these requirements could result in financial fines and penalties. Also, states or other governmental entities may carve out certain services and benefits from the government programs in which we participate, or they may not allow us to continue to participate in their government programs or we may fail to win procurements to participate in such programs, any of which could materially and adversely affect our results of operations, financial condition and cash flows.

Our ability to provide services and support to manage our members' pharmacy benefits face regulatory risks and uncertainties which could materially and adversely affect our results of operations, financial condition and cash flows.

We provide services and support to manage our members' pharmacy benefits. These services are subject to extensive federal, state and local laws and regulations. In addition, federal and state legislatures and regulators regularly consider new regulations for the industry that could materially and adversely affect current industry practices, including ownership of pharmacies by insurance companies, the receipt or disclosure of rebates from pharmaceutical companies, the development and use of formularies and the use of average wholesale prices.

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

From time to time, we are a defendant in lawsuits and regulatory actions and are subject to investigations relating to our business, including, without limitation, medical malpractice claims; claims by members and providers alleging failure to timely and accurately pay for or provide healthcare; claims related to non-payment or insufficient payments for out-of-network services; claims related to provider directory accuracy, claims related to network adequacy; claims alleging bad faith; compliance with CMS Medicare and Marketplace regulations, including risk adjustment and broker compensation; claims related to the False Claims Act, the calculation of minimum MLR and rebates related thereto; claims related to privacy, intellectual property and vendor disputes; investigations regarding our submission of risk adjuster claims; putative securities class actions; protests and appeals related to Medicaid procurement awards; cybersecurity issues, including those related to our or our third-party vendors' information systems; employment-related disputes, including wage and hour claims; submissions to state agencies related to payments or state false claims acts, preauthorization penalties, timely review of grievance and appeals; and claims related to the imposition of new taxes, including but not limited to claims that may have retroactive application. Although we maintain some third-party insurance coverage, including excess liability insurance with third-party insurance carriers, certain liabilities or types of damages, such as punitive damages, may not be covered by insurance, insurers may dispute coverage or the amount of insurance may be insufficient to cover the entire damages awarded. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and time-consuming and require significant attention from our management and could therefore have a material adverse effect on our business and financial condition, results of operations or cash flows.

If we fail to comply with applicable data privacy and security laws, regulations, rules, standards and contractual obligations, including with respect to third-party vendors that utilize sensitive personal information on our behalf, our business, reputation, results of operations, financial condition and cash flows could be materially and adversely affected.

As part of our normal operations, we and our third-party vendors collect, retain and otherwise process confidential member information, including personal information. We and our third-party vendors are subject to various federal, state and international laws, regulations, rules, standards and contractual requirements regarding the use, disclosure and other processing of confidential member information (including personal information), including HIPAA, the HITECH Act, the Gramm-Leach-Bliley Act, which require us to protect the privacy of medical records and safeguard personal health information we maintain, use and otherwise process. Additionally, legislative and regulatory action at the federal, state and local levels is emerging in the areas of artificial intelligence and automation. These laws, rules and contractual requirements are subject to change and the regulatory environment surrounding data privacy and security laws is increasingly demanding. Compliance with existing or new data privacy and security laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations. In some cases, such laws, rules, regulations and contractual requirements also apply to our third-party vendors and require us to obtain written assurances of their compliance with such requirements. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities.

From time to time, Congress also has considered, and may currently be considering, various proposals for other data privacy and security laws to which we may become subject if passed. We expect there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security, and artificial intelligence and automation in the U.S. and other jurisdictions, and we cannot yet determine the impacts such future laws, regulations and standards may have on our businesses or the businesses of our customers.

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

Further, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy and security. Although we endeavor to comply with our privacy policies and to obtain written assurances of our third-party vendors' compliance, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any concerns about our data privacy and security practices, even if unfounded, could damage our reputation and adversely affect our business.

We increasingly rely on new and evolving technologies, including those powered by or incorporating artificial intelligence, as part of our internal operations and in the delivery of our products and services. These new technologies could present ethical, technological, legal, regulatory and other risks. We are required by certain regulators to develop and implement policies and procedures to promote and sustain the responsible design, development, and use of artificial intelligence. Any inadequacy or failure in designing, implementing or complying with such policies and procedures, or failure in complying with emerging laws, regulations and standards governing artificial intelligence, could adversely affect our operations that use or rely on artificial intelligence, or could materially and adversely affect our business, reputation, results of operations, financial position and cash flows.

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

We, along with other companies involved in public healthcare programs, have been, and from time to time are, the subject of federal and state fraud, waste and abuse investigations. The regulations and contractual requirements applicable to participants in these public sector programs are complex and subject to change. Violations of fraud, waste and abuse laws applicable to us could result in civil monetary penalties, criminal fines and imprisonment and/or exclusion from participation in Medicaid, Medicare, and other federal healthcare programs and federally funded state health programs. Fraud, waste and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, incorrect and unsubstantiated billing or billing for unnecessary medical services, improper marketing and violations of patient privacy rights. These fraud, waste and abuse laws include the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government, and the federal anti-kickback statute, which prohibits the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services. Many states have fraud, waste and abuse laws, including false claim act and anti-kickback statutes that closely resemble the federal False Claims Act and the federal anti-kickback statute. In addition, the Deficit Reduction Act of 2005 encouraged states to enact state-versions of the federal False Claims Act that establish liability to the state for false and fraudulent Medicaid claims and that provide for, among other things, claims to be filed by qui tam relators (private parties acting on the government's behalf). Federal and state governments have made investigating and prosecuting healthcare fraud, waste and abuse a priority. In the event we fail to comply with the extensive federal and state fraud, waste and abuse laws, our business, reputation, results of operations, financial condition and cash flows could be materially and adversely affected.

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

We maintain a significant investment portfolio of cash equivalents and short-term and long-term investments in a variety of securities, which are subject to general credit, liquidity, market and interest rate risks and will decline in value if interest rates increase or one of the issuers' credit ratings is reduced. As a result, we may experience a reduction in value or loss of our investments, which may have an adverse effect on our results of operations, liquidity and financial condition. In addition, changes in the economic environment, including periods of increased volatility in the securities markets, and changes in interest rates, can increase the difficulty of assessing investment impairment and increase the risk of potential impairment of these assets. There is continuing risk that declines in the fair value of our investments may occur and material impairments may be charged to income in future periods, resulting in recognized losses.

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

As of December 31, 2024, we had consolidated indebtedness of $18.5 billion. We may further increase or refinance our indebtedness in the future.

This may have the effect, among other things, of subjecting us to additional restrictive covenants and reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

Among other things, our Revolving Credit Facility and Term Loan Facility (collectively, the Company Credit Facility) and the indentures governing our notes require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make certain investments or other restricted payments, sell or otherwise dispose of substantially all of our assets and engage in other activities. We are also exposed to interest rate risk to the extent of our variable rate indebtedness. Changes in interest rates can increase our cost of borrowing, and volatility in U.S. and global financial markets could impact our access to, or further increase the cost of, financing. Our Company Credit Facility also requires us to comply with a maximum debt-to-EBITDA ratio and a minimum fixed charge coverage ratio. These restrictive covenants could limit our ability to pursue our business strategies. In addition, any failure by us to comply with these restrictive covenants could result in an event of default under our Company Credit Facility and, in some circumstances, under the indentures governing our notes, which, in any case, could have a material adverse effect on our financial condition.

Risks Associated with Mergers, Acquisitions, and Divestitures

Previous or future acquisitions may not perform as expected and we may not realize the financial results expected from acquisitions or divestitures.

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

Our cybersecurity risk management program is part of our enterprise-wide risk management practices. Based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework, the program utilizes policies, processes, and technologies to assess, identify, and manage the cybersecurity threats that we face. Specifically, we use these policies, processes and technologies to identify internal and external threats, establish access control, data privacy and security measures, detect unauthorized activity, and respond to and recover from incidents. For example, we leverage external experts and our internal threat and risk teams to assess potential threats, retain external consultants to conduct penetration tests and health checks on our information systems, conduct cyber security and awareness training to help team members identify and manage common categories of cybersecurity threats, utilize multiple protective and detective tools to identify active threats and have a 24/7 Security Operations Center to manage incident response.

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

While we have not identified any cybersecurity threats that have materially affected or that we believe are reasonably likely to materially affect our business strategy, results of operations, or financial condition, our cybersecurity risk management program cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected material cybersecurity incident or will not experience a material cybersecurity incident in the future. For more information about these risks, please see "Risk Factors - A failure in or breach of our operational or security systems, networks or infrastructure, or those of third-party vendors with which we do business, including as a result of cyber-attacks and other data security incidents, could have a material adverse effect on our business."

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

Our CSPO, CISO and other dedicated cybersecurity risk management personnel are certified and experienced information systems security professionals and information security managers. Our CSPO has over 30 years of experience in information security having 16 years of experience leading information security programs and obtained the Certified Information Systems Security Professional certification from ISC2. Our CISO, who has over 34 years of experience in cyber operations, communications, crisis management and command and control, holds multiple graduate degrees, obtained the Certified Information Systems Security Professional certification from ISC2 and holds the Qualified Technical Expert certification from the Digital Director's Network.

Item 2. Properties

We own our corporate office headquarters buildings and land located in St. Louis, Missouri, which are used by each of our reportable segments. We generally lease space in the states where our health plans, specialty companies and claims processing facilities operate. We are required by various insurance and regulatory authorities to have offices in the service areas where we provide benefits.

In connection with the adoption of a more modern, flexible work environment, we undertook a real estate optimization initiative in 2022 to evaluate future real estate needs and downsize our real estate footprint for owned and leased properties. As a result of this evaluation, we substantially changed the use of, or abandoned, various properties and recognized impairment charges for the years ended December 31, 2023 and 2022. No significant impairment charges were recognized related to the real estate optimization initiative in the year ended December 31, 2024.

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

Stockholders

As of February 14, 2025, there were 980 holders of record of our common stock.

Issuer Purchases of Equity Securities

In November 2005, the Company's Board of Directors announced a stock repurchase program, which was most recently increased in December 2023. The Company is authorized to repurchase up to $10.0 billion, inclusive of past authorizations, of which $2.2 billion remains as of December 31, 2024.

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

The following table discloses purchases of our common stock for the quarter ended December 31, 2024.

Issuer Purchases of Equity Securities Fourth Quarter 2024 (Shares in thousands)
Execution Date	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions)(3)
October 1, 2024 - October 31, 2024	7,368	$69.48	7,360	$2,649
November 1, 2024 - November 30, 2024	7,060	59.61	7,032	2,230
December 1, 2024 - December 31, 2024	14	59.45	—	2,230
Total	14,442	$64.64	14,392	$2,230

(1)
Includes 29 thousand shares relinquished to the Company by certain employees for payment of taxes; an open market purchase of 4 thousand shares by Sarah London, the Company's CEO, at a weighted average price of $60.80 which was previously disclosed on the Form 4 filed with the SEC on November 8, 2024; and an open market purchase of 17 thousand shares by Andrew Asher, the Company's CFO, at a weighted average price of $58.14 which was previously disclosed on the Form 4 filed with the SEC on November 13, 2024.

(2)	Average price paid per share excludes quarter-to-date accrued share repurchase excise tax of approximately $10 million.
(3)	A remaining amount of $2.2 billion is available under the stock repurchase program as of December 31, 2024.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2019 to December 31, 2024, with the cumulative total return of the NYSE Composite Index, the Standard & Poor's (S&P) Health Care Index and the S&P 500 over the same period. S&P 500 is included because our common stock is within the index. The graph assumes an investment of $100 on December 31, 2019 in our common stock (at the last reported sale price on such day), the NYSE Composite Index, the S&P Health Care Index and the S&P 500 and assumes the reinvestment of any dividends.

$250
$200
$150
$100
$50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Centene Corporation
NYSE Composite Index
S&P Health Care Index
S&P 500

	2019	2020	2021	2022	2023	2024
Centene Corporation	$100.00	$95.48	$131.06	$130.44	$118.04	$96.36
NYSE Composite Index	100.00	106.99	129.11	117.04	133.20	154.36
S&P Health Care Index	100.00	113.45	143.09	140.29	143.18	146.87
S&P 500	100.00	118.40	152.39	124.79	157.60	196.99

Centene Corporation closing stock price	$62.87	$60.03	$82.40	$82.01	$74.21	$60.58
Centene Corporation annual stockholder return	9.1%	(4.5)%	37.3%	(0.5)%	(9.5)%	(18.4)%

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

Item 6. Reserved.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under Part I, Item 1A."Risk Factors" of this Form 10-K. The following discussion and analysis does not include certain items related to the year ended December 31, 2022, including year-to-year comparisons between the year ended December 31, 2023 and the year ended December 31, 2022. For a comparison of our results of operations for the fiscal years ended December 31, 2023 and December 31, 2022, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024.

EXECUTIVE OVERVIEW

We are a leading healthcare enterprise that is committed to helping people live healthier lives. The Company takes a local approach – with local brands and local teams – to provide fully integrated, high-quality and cost-effective services to government-sponsored and commercial healthcare programs, focusing on under-insured and uninsured individuals. Centene offers affordable and high-quality products to more than 1 in 15 individuals across the nation, including Medicaid and Medicare members (including Medicare Prescription Drug Plans) as well as individuals and families served by the Health Insurance Marketplace.

We provide access to high-quality healthcare, innovative programs and a wide range of health solutions that help families and individuals get well, stay well and be well. Our uniquely local approach – with local brands and local teams who live in, care about and directly influence the communities they serve – is a key differentiator in our ability to provide access to quality care to our members. Centene treats the whole person, an approach that is delivered locally and backed by the scale of Centene's expertise, data and resources. Through this approach and our commitment to sustainable partnerships, we work with local community organizations to realize our mission of transforming the health of the communities we serve, one person at a time.

Our record of organic growth and strategic acquisitions have given us the size, scale and privilege of providing local high-quality and affordable health care to more than 28.6 million Americans. As of December 31, 2024, we were the largest Medicaid health insurer in the country, serving more than 13 million Medicaid recipients in 30 states. We were the largest Marketplace carrier, serving 4.4 million members across 29 states, served 1.1 million Medicare Advantage members across 37 states and were the largest stand-alone Medicare Prescription Drug Plan (PDP) provider serving 6.9 million members in 50 states and the District of Columbia. Consistent with our strategy, we have reduced our Medicare Advantage footprint to 32 states as of January 1, 2025.

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

Divestitures

In November 2022, we divested our ownership stakes in our Spanish and Central European businesses and as a result recorded an impairment charge of $163 million, or $140 million after-tax. During 2023, we recognized an additional loss on sale of $13 million, or $10 million after-tax.

In December 2022, we completed the divestiture of Magellan Rx for $1.3 billion and recognized a gain of $269 million, or $99 million after-tax. During 2023, we recorded a reduction to the previously reported gain of $22 million, or $10 million after-tax, due to the finalization of working capital adjustments.

In January 2023, we sold Magellan Specialty Health for $646 million in cash and stock, including an estimated working capital adjustment, and recognized a gain of $79 million, or $63 million after-tax. During 2024, we recorded an additional gain on sale of $83 million for achievement of contingent consideration related to the sale and finalization of working capital adjustments.

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

In January 2024, we completed the divestiture of Circle Health Group (Circle Health) for $931 million. Upon closing the divestiture, we settled the foreign currency swap associated with the divestiture and recorded a corresponding gain of $20 million.

In October 2024, we completed the divestiture of Collaborative Health Systems (CHS) and recognized a pre-tax gain of $17 million, or $13 million after-tax.

The above-noted divestitures are drivers of certain year-over-year variances discussed throughout this section.

Regulatory Trends and Uncertainties

The United States government, policymakers and healthcare experts continue to discuss and debate various elements of the United States healthcare model. We remain focused on the promise of delivering access to high-quality, affordable healthcare to all of our members and believe we are well positioned to meet the needs of the changing healthcare landscape.

The American Rescue Plan Act (ARPA), enacted in March 2021, initially enhanced eligibility for the premium tax credit for enrollees in the Health Insurance Marketplace. The enhanced eligibility extended by the Inflation Reduction Act (IRA), enacted in August 2022, expires at the end of 2025. We continue to advocate for legislation and regulations aimed at leveraging Medicaid and the Health Insurance Marketplace to maintain health insurance coverage and affordability for consumers.

The IRA significantly changes Medicare PDPs in 2025, most notably by eliminating the coverage gap and capping members' annual out-of-pocket cost at $2,000 in order to provide more predictable and affordable prescription drug coverage for Medicare beneficiaries. The IRA changes effective for 2025 result in a meaningful shift in cost-sharing responsibilities between members, drug companies, CMS, and PDPs and will result in a significant increase in our premiums in consideration for our PDPs responsibility for a larger portion of total Part D benefit costs.

The COVID-19 pandemic impacted our business as it relates to Medicaid eligibility changes. From the onset of the public health emergency (PHE) through March 2023, our Medicaid membership increased by 3.6 million members (excluding new states North Carolina and Delaware and various state product expansions or managed care organization changes). Since March 31, 2023, redeterminations are the primary driver of our Medicaid membership decline. While some states may still be concluding the redetermination process for certain populations of members, we anticipate that any remaining reductions will be limited as the majority of states have substantially completed their unwinding processes as of December 2024. We continue to work with our state partners to match rates to acuity post-redeterminations.

In addition, newly finalized Centers for Medicare and Medicaid Services (CMS) regulations will require beneficiaries dually enrolled in Medicare and in a Medicaid Managed Care Plan to receive integrated care through the Medicaid company's Medicare Advantage Dual Eligible Special Needs Plans (D-SNPs) beginning in 2030, with certain restrictions beginning in 2027. However, some states have already moved or are planning to exclusively align dual-eligible enrollment under an aligned D-SNP before this timeframe. We believe we are positioned well given our overlapping Medicaid and Medicare Advantage footprints and are committed to navigating evolving regulations.

We also closely monitor state legislation across our markets and are advocating for and seeing adoption of coverage expansions for Medicaid populations (e.g., North Carolina), postpartum (now in effect for 48 states, the District of Columbia and the U.S. Virgin Islands), foster care children, among others, as well as mitigating adverse legislation addressing pharmacy, prior authorization and other issues. The Consolidated Appropriations Act, 2023 outlined key coverage expansion provisions, which went into effect in January 2024, requiring states to provide 12 months of continuous coverage for children under Medicaid and the Children's Health Insurance Program (CHIP).

We have four decades of experience, spanning seven presidents from both sides of the aisle, in delivering high-quality healthcare services on behalf of states and the federal government to under-insured and uninsured families, commercial organizations. This expertise has allowed us to deliver cost-effective services to our government partners and our members. With trends in the personalization of healthcare technology, we continue the use of data and analytics to improve the provider and member experience. We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers, providers and shareholders.

For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 "Business - Regulation" and Item 1A, "Risk Factors."

2024 Highlights

Our financial performance for 2024 is summarized as follows:

•Year-end membership of 28.6 million, an increase of 1.1 million members, or 4% over 2023.

•Total revenues of $163.1 billion, representing 6% growth year-over-year.

•Premium and service revenues of $145.5 billion, representing 4% growth year-over-year.

•HBR of 88.3% for 2024, compared to 87.7% for 2023.

•SG&A expense ratio of 8.5% for 2024, compared to 9.0% for 2023.

•Adjusted SG&A expense ratio of 8.5% for 2024, compared to 8.9% for 2023.

•Diluted earnings per share (EPS) of $6.31 for 2024, compared to $4.95 for 2023.

•Adjusted diluted EPS of $7.17 for 2024, compared to $6.68 for 2023, representing 7% growth year-over-year.

•Operating cash flows of $154 million for 2024, compared to $8.1 billion for 2023.

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

	Year Ended December 31,
	2024	2023

GAAP diluted EPS attributable to Centene	$6.31	$4.95
Amortization of acquired intangible assets	1.32	1.32
Acquisition and divestiture related expenses	0.16	0.13
Other adjustments (1)	(0.22)	0.85
Income tax effects of adjustments (2)	(0.40)	(0.57)
Adjusted diluted EPS	$7.17	$6.68

(1) Other adjustments include the following pre-tax items:
2024:
(a) net gain on the previously reported divestiture of Magellan Specialty Health due to the achievement of contingent consideration and finalization of working capital adjustments of $83 million, or $0.16 per share ($0.12 after-tax), net gain on the sale of property of $24 million, or $0.04 per share ($0.03 after-tax), gain on the previously reported divestiture of Circle Health of $20 million, or $0.04 per share ($0.12 after-tax), gain on the sale of CHS of $17 million, or $0.03 per share ($0.02 after-tax), Health Net Federal Services asset impairment due to the 2024 final ruling on the TRICARE Managed Care Support Contract of $14 million, or $0.03 per share ($0.02 after-tax), severance costs due to a restructuring of $13 million, or $0.02 per share ($0.01 after-tax), an additional loss on the divestiture of our Spanish and Central European businesses of $7 million, or $0.01 per share ($0.01 after-tax) and gain on the previously reported divestiture of HealthSmart due to the finalization of working capital adjustments of $7 million, or $0.01 per share ($0.01 after-tax).

2023:
(b) Circle Health impairment of $292 million, or $0.53 per share ($0.47 after-tax), Operose Health impairment of $140 million, or $0.26 per share ($0.24 after-tax), real estate impairments of $105 million, or $0.19 per share ($0.16 after-tax), gain on the sale of Apixio of $93 million, or $0.17 per share ($0.12 after-tax), severance costs due to a restructuring of $79 million, or $0.15 per share ($0.11 after-tax), gain on the sale of Magellan Specialty Health of $79 million, or $0.14 per share ($0.11 after-tax), a reduction to the previously reported gain on the sale of Magellan Rx of $22 million, or $0.04 per share ($0.02 after-tax), gain on the previously reported divestiture of Centurion of $15 million, or $0.03 per share ($0.02 after-tax) and an additional loss on the divestiture of our Spanish and Central European businesses of $13 million, or $0.02 per share ($0.01 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. In addition, the year ended December 31, 2024, includes a tax benefit of $1 million, or $0.00 per share, related to tax adjustments on previously reported divestitures. The year ended December 31, 2023 includes a one-time income tax benefit of $69 million, or $0.13 per share, resulting from the distribution of long-term stock awards to the estate of the Company's former CEO and tax expense of $3 million, or $0.01 per share, related to tax adjustments on previously reported divestitures.

Current and Future Operating Drivers

The following items contributed to our 2024 results of operations as compared to the previous year:

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

•In April 2023, eligibility redeterminations related to the PHE began. States have substantially completed their unwinding processes as of December 2024. We continue to work with our state partners to match rates to acuity post-redeterminations.

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

Medicare

•Given our strong bid positioning, Medicare PDP membership increased 50% year-over-year.

•Consistent with our strategic positioning and bid strategy, Medicare Advantage membership declined 13% year-over-year.

•The decrease in our Star quality ratings in the 2023 rating year, which CMS published in October 2022, adversely impacted our 2024 Medicare revenue. The decrease in Star quality ratings was driven by the expiration of certain disaster relief provisions as well as deterioration in select metrics. As a result of this impact, we recorded a premium deficiency reserve of $250 million in the fourth quarter of 2023. We anticipate that the 2025 Plan year will operate at a loss driven primarily by Star ratings; accordingly, we recorded a premium deficiency reserve of $92 million in the fourth quarter of 2024.

Commercial

•In 2024, our Health Insurance Marketplace product, Ambetter Health expanded into Delaware. In total, the Marketplace plan was available across 29 states. Additionally, Marketplace membership increased 12% year-over-year due to the expanded footprint, strong product positioning and open enrollment results, as well as overall market growth.

Other

•In December 2024, Health Net Federal Services concluded serving members upon the expiration of its TRICARE Managed Care Support Contract.

•In October 2024, we completed the sale of CHS, a management services organization.

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

We expect the following items to impact our future results of operations, subject to the resolution of various third-party protests within the Medicaid segment:

Medicaid

•In February 2025, our subsidiary, Sunshine Health, commenced the Statewide Medicaid Managed Care program, including integrated Managed Medical Assistance, Long-Term Care services, Serious Mental Illness, Child Welfare and HIV specialty products. The contract has a six-year term.

•In January 2025, our subsidiary, Sunflower Health Plan, commenced the contract to continue providing managed health care services through KanCare, the State of Kansas' Medicaid and Children's Health Insurance Program. The contract has a three-year term, with two optional one-year extensions, for a total of five possible contract years.

•In November 2024, our subsidiary, Buckeye Health Plan, was selected by the Ohio Department of Medicaid to continue providing Medicare and Medicaid services for dually eligible individuals through a Fully Integrated Dual Eligible Special Needs Plan (FIDE SNP). The three-year contract is expected to commence in January 2026.

•In September 2024, our subsidiary, Health Net Community Solutions, was selected by the California Department of Health Care Services to provide managed dental health care services to beneficiaries of Medi-Cal, the State's Medicaid program, in Los Angeles and Sacramento counties. The new 54-month contract is expected to commence in July 2025.

•In September 2024, our subsidiary, Iowa Total Care, was selected by the Iowa Department of Health and Human Services to continue providing Medicaid managed care services under the Iowa Health Link program. The contract is expected to begin in July 2025 and has a four-year term, with an optional two-year extension, for a total of six possible contract years.

•In August 2024, our subsidiary, PA Health and Wellness, was selected by the Pennsylvania Department of Human Services to continue to administer Pennsylvania's Community HealthChoices program, the Medicaid managed care program that covers adults who are dually eligible for Medicare and Medicaid or who qualify to receive Medicaid long-term services and supports due to a need for the level of care provided in a nursing facility. The contract is expected to begin in January 2026 and has a five-year term, with three optional one-year extensions, for a total of eight possible contract years.

•In December 2023, our subsidiary, Arizona Complete Health, was selected by the Arizona Health Care Cost Containment System – Arizona's single state Medicaid agency – to provide managed care for the Arizona Long Term Care System (ALTCS). The program supports Arizonans who are elderly and/or have a physical disability (E/PD) with physical and behavioral healthcare, as well as provides pharmacy benefits and home and community-based services. The new ALTCS-E/PD contract is expected to begin in October 2025 and has a three-year term, with four optional one-year extensions, for a total of seven possible contract years.

•In August 2022, our subsidiary, Magnolia Health Plan (Magnolia), was awarded the Mississippi Division of Medicaid contract. Under the new contract, Magnolia will continue serving the state's Coordinated Care Organization Program, which will consist of the Mississippi Coordinated Access Network and the Mississippi CHIP. The contract is expected to begin in July 2025 and has a four-year term, with two optional one-year extensions, for a total of six possible contract years.

Medicare

•In 2025, Wellcare is offering Medicare Advantage plans in 32 states, including its newest state, Iowa. Wellcare discontinued offering Medicare Advantage products in Alabama, Massachusetts, New Hampshire, New Mexico, Rhode Island and Vermont in 2025.

•In October 2024, CMS issued 2025 Medicare Advantage Star Ratings on the Medicare Plan Finder. Based on the data as well as our successful appeal of the initial scoring of our TTY (Text-to-Voice teletypewriter services for the hearing impaired), we had approximately 55% of our Medicare Advantage membership enrolled in plans rated 3.5 stars or higher – compared to approximately 23% in the prior year. This represents meaningful progress despite higher than industry-anticipated cut point changes.

•In October 2024, our subsidiary, Meridian Health Plan of Michigan, was selected by the MDHHS to provide highly integrated Medicare and Medicaid services for dually eligible Michiganders through a Highly Integrated Dual Eligible Special Needs Plan. The plan is expected to launch on January 1, 2026 and has a seven-year term, with three optional one-year extensions, for a total of 10 possible contract years.

Commercial

•In 2025, our Health Insurance Marketplace product, Ambetter Health, expanded its geographic footprint, adding 60 new counties across 10 states, which includes expansion into Iowa.

MEMBERSHIP

From December 31, 2023 to December 31, 2024, our managed care membership increased by 1.1 million, or 4%. The following table sets forth our membership by line of business:

	December 31,
	2024	2023
Traditional Medicaid (1)	11,408,100	12,754,000
High Acuity Medicaid (2)	1,595,400	1,718,000
Total Medicaid	13,003,500	14,472,000
Commercial Marketplace	4,382,100	3,900,100
Commercial Group	431,400	427,500
Total Commercial	4,813,500	4,327,600
Medicare (3)	1,110,900	1,284,200
Medicare PDP	6,925,700	4,617,800
Total at-risk membership	25,853,600	24,701,600
TRICARE eligibles	2,747,000	2,773,200
Total	28,600,600	27,474,800

(1)	Membership includes Temporary Assistance for Needy Families (TANF), Medicaid Expansion, Children's Health Insurance Program (CHIP), Foster Care and Behavioral Health.
(2)	Membership includes Aged, Blind or Disabled (ABD), Intellectual and Developmental Disabilities (IDD), Long-Term Services and Supports (LTSS) and Medicare-Medicaid Plans (MMP) Duals.
(3)	Membership includes Medicare Advantage and Medicare Supplement.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for years ended December 31, 2024 and 2023, respectively, prepared in accordance with generally accepted accounting principles in the United States (GAAP) ($ in millions, except per share data in dollars):

	2024	2023	% Change 2023-2024
Premium	$142,303	$135,636	5%
Service	3,202	4,459	(28)%
Premium and service revenues	145,505	140,095	4%
Premium tax	17,566	13,904	26%
Total revenues	163,071	153,999	6%
Medical costs	125,707	118,894	6%
Cost of services	2,729	3,564	(23)%
Selling, general and administrative expenses	12,400	12,563	(1)%
Depreciation expense	549	575	(5)%
Amortization of acquired intangible assets	692	718	(4)%
Premium tax expense	17,806	14,226	25%
Impairment	13	529	(98)%
Earnings from operations	3,175	2,930	8%
Investment and other income	1,784	1,393	28%
Interest expense	(702)	(725)	(3)%
Earnings before income tax expense	4,257	3,598	18%
Income tax expense	963	899	7%
Net earnings	3,294	2,699	22%
Loss attributable to noncontrolling interests	11	3	n.m.
Net earnings attributable to Centene Corporation	$3,305	$2,702	22%

Diluted earnings per common share attributable to Centene Corporation	$6.31	$4.95	27%

n.m.: not meaningful

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Total Revenues

Total revenues increased 6% in the year ended December 31, 2024, over the corresponding period in 2023 primarily driven by membership growth in the Marketplace business due to strong product positioning as well as overall market growth and outperformance in Marketplace risk adjustment for the 2023 benefit year, along with Medicaid rate increases and increased premium tax revenue. The increases were partially offset by lower Medicaid membership primarily due to redeterminations and divestitures in the Other segment.

Operating Expenses

Medical Costs/HBR

The HBR for the year ended December 31, 2024 was 88.3%, compared to 87.7% in 2023. The increase was primarily driven by higher acuity in Medicaid resulting from the redetermination process as we continue to work with states to match rates with acuity. The increase was also driven by Medicare Star rating impacts. The increases were partially offset by Marketplace membership growth and improved margin through strong 2024 product design and execution, outperformance in Marketplace risk adjustment for the 2023 benefit year as well as the Marketplace cost sharing reduction (CSR) settlement related to prior years. The 2024 HBR was also favorably impacted by the decrease in the Medicare Advantage premium deficiency reserve-related expenses compared to 2023.

Cost of Services

Cost of services decreased by $835 million in the year ended December 31, 2024, compared to the corresponding period in 2023. The cost of service ratio for the year ended December 31, 2024 was 85.2%, compared to 79.9% in 2023. The decrease in expense and increase in the ratio were primarily driven by the divestiture of Circle Health, which operated at a lower cost of service ratio.

Selling, General & Administrative Expenses

The SG&A expense ratio was 8.5% for the year ended December 31, 2024, compared to 9.0% for the year ended December 31, 2023. The adjusted SG&A expense ratio was 8.5% for the year ended December 31, 2024, compared to 8.9% for the year ended December 31, 2023. The decrease in the adjusted SG&A expense ratio was primarily driven by the divestiture of Circle Health, which operated at a higher SG&A expense ratio, lower Medicare SG&A, and continued leveraging of expenses over higher revenues. The decrease was partially offset by growth in the Marketplace business, which operates at a meaningfully higher SG&A expense ratio as compared to Medicaid.

Impairment

During the year ended December 31, 2024, we recorded total impairment charges of $13 million driven by Health Net Federal Services property, software and equipment related to the TRICARE Managed Care Support Contract that was no longer recoverable following the 2024 final ruling.

During the year ended December 31, 2023, we recorded total impairment charges of $529 million, including a $292 million charge related to assets associated with the divestiture of Circle Health, a $140 million charge related to the Operose Health divestiture and additional impairments of $97 million related to our real estate optimization initiative.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2024	2023
Investment and other income	$1,784	$1,393
Interest expense	(702)	(725)
Other income (expense), net	$1,082	$668

Investment and other income. Investment and other income increased by $391 million for the year ended December 31, 2024 compared to 2023, driven by higher interest rates on larger investment balances. The year ended December 31, 2024 also included net gains on divestitures described above, partially offset by a private equity investment reduction. The year ended December 31, 2023 included net gains on divestitures described above, partially offset by a realized loss on the sale of investments from rebalancing a portion of our portfolio with a focus on higher interest rate investments.

Interest expense. Interest expense for the year ended December 31, 2024 was $702 million compared to $725 million for the corresponding period in 2023.

Income Tax Expense

For the year ended December 31, 2024, we recorded an income tax expense of $963 million on pre-tax earnings of $4.3 billion, or an effective tax rate of 22.6%. The effective tax rate for the year ended December 31, 2024 reflects tax effects of the Circle Health divestiture, which closed during the first quarter, settlements with tax authorities and valuation allowance releases. For the year ended December 31, 2024, our effective tax rate on adjusted earnings was 23.8%.

For the year ended December 31, 2023, we recorded income tax expense of $899 million on pre-tax earnings of $3.6 billion, or an effective tax rate of 25.0%. The effective tax rate for the year ended December 31, 2023 reflects the tax effects of the distribution of long-term stock awards to the estate of the Company's former CEO, divestiture gains and losses, lower state taxes as well as the then pending divestiture of Circle Health. For the year ended December 31, 2023, our effective tax rate on adjusted earnings was 24.9%.

Segment Results

The following table summarizes our consolidated operating results by segment for the year ended December 31, ($ in millions):

	2024	2023	% Change 2023-2024
Total Revenues
Medicaid	$101,417	$100,759	1%
Medicare	23,032	22,261	3%
Commercial	33,702	24,845	36%
Other	4,920	6,134	(20)%
Consolidated Total	$163,071	$153,999	6%
Gross Margin (1)
Medicaid	$6,246	$8,641	(28)%
Medicare	2,595	2,867	(9)%
Commercial	7,663	5,029	52%
Other	565	1,100	(49)%
Consolidated Total	$17,069	$17,637	(3)%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Medicaid

Total revenues increased 1% in the year ended December 31, 2024, compared to the corresponding period in 2023. Gross margin decreased $2.4 billion in the year ended December 31, 2024, compared to the corresponding period in 2023. The increase in total revenues was primarily driven by increased premium tax revenue and rate increases, partially offset by lower membership primarily due to redeterminations. Gross margin decreased primarily due to lower overall membership as a result of the redetermination process, coupled with higher acuity post-redeterminations as we continue to work with our state partners to match rates to the changes in acuity.

Medicare

Total revenues increased 3% in the year ended December 31, 2024, compared to the corresponding period in 2023, primarily driven by increased PDP membership of 50%, partially offset by lower Medicare Advantage membership. Gross margin decreased $272 million in the year ended December 31, 2024, compared to the corresponding period in 2023 driven primarily by lower Medicare Advantage revenue resulting from the Star quality ratings impact and lower membership discussed above. Gross margin in 2024 was favorably impacted by the decrease in the Medicare Advantage premium deficiency reserve-related expenses compared to 2023 and growth and performance in the PDP business.

Commercial

Total revenues increased 36% in the year ended December 31, 2024, compared to the corresponding period in 2023. Gross margin increased $2.6 billion in the year ended December 31, 2024, compared to the corresponding period in 2023. The increases were primarily driven by 12% membership growth in the Marketplace business along with improved margin through strong 2024 product design and execution as well as outperformance in Marketplace risk adjustment for the 2023 benefit year and the Marketplace CSR settlement related to prior years.

Other

Total revenues decreased 20% in the year ended December 31, 2024, compared to the corresponding period in 2023. Gross margin decreased $535 million in the year ended December 31, 2024, compared to the corresponding period in 2023. The decreases were primarily due to divestitures.

LIQUIDITY AND CAPITAL RESOURCES

The following table is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$154	$8,053
Net cash used in investing activities	(1,052)	(1,191)
Net cash used in financing activities	(2,406)	(1,658)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	(32)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$(3,296)	$5,172

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our Revolving Credit Facility. In 2024, operating activities provided cash of $154 million compared to providing cash of $8.1 billion in 2023. Cash flows provided by operations in 2024 was primarily driven by net earnings, almost entirely offset by an increase in pharmacy receivables driven by pharmacy rebate remittance timing associated with our transition to a new third-party PBM in January 2024, a decrease in net risk adjustment payables and higher state premium receivables for recent rate increases.

Cash flows provided by operations in 2023 were primarily driven by net earnings, an increase in risk adjustment payable for Marketplace and the timing of pass-through payments.

Cash Flows Used in Investing Activities

Investing activities used cash of $1.1 billion for the year ended December 31, 2024 and $1.2 billion in 2023. Cash flows used in investing activities in 2024 and 2023 primarily consisted of net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures, partially offset by divestiture proceeds.

We spent $644 million and $799 million in the years ended December 31, 2024 and 2023, respectively, on capital expenditures primarily for system enhancements and computer hardware.

As of December 31, 2024, our investment portfolio consisted primarily of fixed-income securities with a weighted average duration of 3.4 years. We had unregulated cash and investments of $1.1 billion at December 31, 2024. At December 31, 2023, we had unregulated cash and investments of $1.0 billion, the majority of which was utilized in January 2024 to complete planned pass-through payments. Unregulated cash and investments include private equity investments and company owned life insurance contracts.

Cash Flows Used in Financing Activities

Financing activities used cash of $2.4 billion in the year ended December 31, 2024, compared to using cash of $1.7 billion in the comparable period in 2023. Financing activities in 2024 were driven by stock repurchases of $3.1 billion, which included $3.0 billion under the stock repurchase program and $114 million of repurchases related to income tax withholding upon the vesting of previously awarded stock grants, partially offset by net proceeds from long-term debt.

In 2023, financing activities were driven by stock repurchases of $1.6 billion.

Liquidity Metrics

We have a stock repurchase program authorizing us to repurchase common stock from time to time on the open market or through privately negotiated transactions. In 2023, the Company's Board of Directors authorized up to a cumulative total of $10.0 billion of repurchases under the program.

In 2024, we repurchased a total of 42.0 million shares of common stock for $3.0 billion under the stock repurchase program, primarily funded through divestiture proceeds and free cash flow generated from operations. We have $2.2 billion remaining under the program as of December 31, 2024. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. Refer to Note 12. Stockholders' Equity for further information on stock repurchases.

As of December 31, 2024, we had an aggregate principal amount of $15.7 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain limited restrictive covenants. As of December 31, 2024, we were in compliance with all covenants.

As part of our capital allocation strategy, we may decide to repurchase debt or raise capital through the issuance of debt in the form of senior notes. In 2022, the Company's Board of Directors authorized a $1.0 billion senior note debt repurchase program. No repurchases were made during the year ended December 31, 2024. As of December 31, 2024, there was $700 million available under the senior note debt repurchase program. Refer to Note 10. Debt for further information regarding the issuance and redemption of senior notes.

The credit agreement underlying our Revolving Credit Facility and Term Loan Facility contains customary covenants, as well as financial covenants, including, a minimum fixed charge coverage ratio and a maximum debt-to-EBITDA ratio. Our maximum debt-to-EBITDA ratio under the credit agreement may not exceed 4.0 to 1.0. As of December 31, 2024, we had $950 million of borrowings outstanding under our Revolving Credit Facility, $2.0 billion of borrowings outstanding under our Term Loan Facility and we were in compliance with all covenants. As of December 31, 2024, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-EBITDA ratio.

We had outstanding letters of credit of $145 million as of December 31, 2024, which were not part of our Revolving Credit Facility. The letters of credit bore weighted interest of 0.7% as of December 31, 2024. In addition, we had outstanding surety bonds of $844 million as of December 31, 2024.

At December 31, 2024, our debt-to-capital ratio, defined as total debt divided by the sum of total debt and total equity, was 41.2%, compared to 40.7% at December 31, 2023. The debt-to-capital ratio increase was driven by stock repurchases and increased borrowings under the Revolving Credit Facility in 2024 to fund pharmacy benefit-related activities, partially offset by net earnings. We utilize the debt-to-capital ratio as a measure, among others, of our leverage and financial flexibility.

At December 31, 2024, we had working capital, defined as current assets less current liabilities, of $3.7 billion, compared to $4.0 billion at December 31, 2023. We manage our short-term and long-term investments with the goal of ensuring that a sufficient portion is held in investments that are highly liquid.

During the years ended December 31, 2024 and 2023, we received dividends of $3.2 billion and $2.3 billion, respectively, from our regulated subsidiaries.

2025 Expectations

During 2025, we expect to receive net dividends of approximately $1.9 billion from our regulated subsidiaries and expect to spend approximately $700 million in capital expenditures primarily associated with system enhancements.

We have material short-term medical claims, debt and lease obligations. Refer to Note 8. Medical Claims Liability, Note 10. Debt and Note 11. Leases, respectively, for further information.

Based on our operating plan, we expect that our available cash, cash equivalents and short-term investments, cash from our operations and cash available under our Revolving Credit Facility will be sufficient to finance our general operations and capital expenditures for at least 12 months from the date of this filing. While we are currently in a strong liquidity position and believe we have adequate access to capital, we may elect to increase borrowings on our Revolving Credit Facility, which matures in August 2026. Additionally, our senior notes mature between December 2027 and August 2031. From time to time, we may elect to raise additional funds for working capital and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing or redemption opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

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

As of December 31, 2024, our subsidiaries had aggregate statutory capital and surplus of $20.3 billion, compared with the required minimum aggregate statutory capital and surplus requirements of $9.1 billion. During the year ended December 31, 2024, we received dividends of $3.2 billion from and made $752 million of capital contributions to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our Risk Based Capital (RBC) percentage to be in excess of 350% of the Authorized Control Level.

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

The NAIC has adopted rules which set minimum risk-based capital requirements for insurance companies, MCOs and other entities bearing risk for healthcare coverage. As of December 31, 2024, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of December 31, 2024, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $9.1 billion in the aggregate.

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

Goodwill and Intangible Assets

We have made several acquisitions that have resulted in our recording of intangible assets. These intangible assets primarily consist of purchased contract rights and customer relationships, provider contracts, trade names, developed technologies and goodwill. Key assumptions used in the valuation of these intangible assets include, but are not limited to, member attrition rates, contract renewal probabilities, revenue growth rates, expectations of profitability and discount and royalty rates. We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Goodwill is generally attributable to the value of the synergies between the combined companies and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. At December 31, 2024, we had $17.6 billion of goodwill and $5.4 billion of other intangible assets.

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

Goodwill is reviewed annually during the fourth quarter for impairment. In addition, an impairment analysis of intangible assets would be performed based on other factors. These factors include significant changes in membership, financial performance, state funding, government contracts and provider networks and contracts.

We operate in four segments: (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. We define our reporting units as our operating segments or one level below the operating segment. If a reporting unit's carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. We first assess qualitative factors to determine if a quantitative impairment test is necessary. We generally do not calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. However, in certain circumstances, such as recent acquisitions, we may elect to perform a quantitative assessment without first assessing qualitative factors.

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

We use our judgment to determine the assumptions to be used in the calculation of the required estimates. The assumptions we consider when estimating IBNR include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, healthcare service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to fee schedules and the incidence of high-dollar or catastrophic claims.

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

We review actual and anticipated experience compared to the assumptions used to establish medical costs. We establish premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing and measuring the profitability of such contracts and expected investment income is excluded. We recorded a premium deficiency reserve of $250 million in December 2023 related to the 2024 Medicare Advantage contract year. In December 2024, we recorded a premium deficiency reserve of $92 million related to the 2025 Medicare Advantage contract year.

The paid and received completion factors, claims per member per month and per diem cost trend factors are the most significant factors affecting the IBNR estimate. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2024 data:

Completion Factors: (1)		Cost Trend Factors: (2)
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(In millions)		(In millions)
(1.00)%	$1,221	(1.00)%	$(240)
(0.75)	912	(0.75)	(180)
(0.50)	605	(0.50)	(120)
(0.25)	301	(0.25)	(60)
0.25	(299)	0.25	60
0.50	(596)	0.50	120
0.75	(890)	0.75	180
1.00	(1,181)	1.00	240

(1)	Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(2)	Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates. For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $142 million for the year ended December 31, 2024, excluding the effect of any return of premium, risk corridor or minimum medical loss ratio (MLR) programs. The estimates are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our providers and information available from other outside sources.

The change in medical claims liability is summarized as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Balance, January 1,	$18,000	$16,745	$14,243
Less: Reinsurance recoverables	49	26	23
Balance, January 1, net	17,951	16,719	14,220
Acquisitions and divestitures	—	—	105
Incurred related to:
Current year	128,312	120,680	112,896
Prior years	(2,447)	(2,036)	(1,367)
Total incurred	125,865	118,644	111,529

Paid related to:
Current year	111,456	104,725	97,799
Prior years	13,959	12,937	11,336
Total paid	125,415	117,662	109,135
Plus: Premium deficiency reserve	(158)	250	—
Balance, December 31, net	18,243	17,951	16,719
Plus: Reinsurance recoverables	65	49	26
Balance, December 31,	$18,308	$18,000	$16,745
Days in claims payable (1)	53	54	54

(1)	Days in claims payable is a calculation of medical claims liability at the end of the period divided by average expense per calendar day for the fourth quarter of each year.

Medical claims are usually paid within a few months of the member receiving service from the physician or other healthcare provider. As a result, the liability generally is described as having a "short-tail," which causes less than 10% of our medical claims liability as of the end of any given year to be outstanding the following year. We believe that the vast majority of the development of the estimate of medical claims liability as of December 31, 2024 will be known by the end of 2025.

Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum MLR and other return of premium programs, approximately $243 million, $382 million and $198 million of the "Incurred related to: Prior years" was recorded as a reduction to premium revenues in 2024, 2023 and 2022, respectively. Further, claims processing and coordination of benefits initiatives yielded claim payment recoveries related to dates of service from prior years. Changes in medical utilization, claims submission patterns, and cost trends and the effect of population health management initiatives may also contribute to changes in medical claim liability estimates. While we have evidence that population health management initiatives are effective on a case by case basis, these initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the population health management initiative are not known by us. Additionally, certain population health management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the population health management initiative changed the behavior cannot be determined. Because of the complexity of our business, the number of states in which we operate and the volume of claims that we process, we are unable to practically quantify the impact of these initiatives on our changes in estimates of IBNR.

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

Our contracts with states and CMS may require us to maintain a minimum MLR or may require us to share cost-savings in excess of certain levels. In certain circumstances, including commercial plans, our plans may be required to return premium to the state or policyholders in the event costs are below established levels. We estimate the effect of these programs and recognize reductions in revenue in the current period. Other states may require us to meet certain performance and quality metrics in order to receive additional or full contractual revenue. For performance-based contracts, we do not recognize revenue subject to refund until data is sufficient to measure performance.

Revenues are recorded based on membership and eligibility data provided by the states or CMS, which is adjusted on a monthly basis by the states or CMS for retroactive additions or deletions to membership data. These eligibility adjustments are estimated monthly and subsequent adjustments are made in the period known. We review and update those estimates as new information becomes available. It is possible that new information could require us to make additional adjustments, which could be significant, to these estimates.

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

Our specialty companies generate revenues under contracts with state and federal programs, healthcare organizations and other commercial organizations and from our own subsidiaries. Revenues are recognized when the related services are provided or as ratably earned over the covered period of services. For performance-based measures in our contracts, revenue is recognized as data sufficient to measure performance is available. We recognize revenue related to administrative services under the TRICARE government-sponsored Managed Care Support Contract for the Department of Defense (DoD's) TRICARE program on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE contract includes various performance-based measures. For each of the measures, an estimate of the amount that has been earned is made at each interim date, and revenue is recognized accordingly. We concluded serving members at the end of 2024 upon the expiration of its TRICARE Managed Care Support Contract.

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

INVESTMENTS AND DEBT

As of December 31, 2024, we had short-term investments of $2.6 billion and long-term investments of $18.8 billion, including restricted deposits of $1.4 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government-sponsored obligations, life insurance contracts, asset backed securities, equity securities and private equity investments and have maturities greater than one year. Private equity investments include direct investments in private equity securities as well as private equity funds. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states' requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2024, the fair value of our fixed income investments would decrease by approximately $665 million. Declines in interest rates over time will reduce our investment income.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Evaluation of the estimated medical claims liability
As discussed in Note 2 to the consolidated financial statements, the Company's medical claims liability includes claims reported but not yet paid, estimates for claims incurred but not reported, and estimates for the costs necessary to process unpaid claims. As discussed in Note 8 to the consolidated financial statements, the balance at December 31, 2024 was $18,308 million.

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
Evaluation of the estimated Affordable Care Act risk adjustment accruals
As discussed in Note 2 to the consolidated financial statements, the Affordable Care Act (ACA) established a permanent risk adjustment program. This program transfers funds from qualified individual and small group insurance plans with below average risk scores to those insurance plans with above average risk scores within each state. The final settlement of the December 31, 2024 ACA risk adjustment accruals is scheduled to be determined by the Centers for Medicare and Medicaid Services (CMS) in June 2025, based on data submitted by insurance companies through April 2025. As discussed in Note 9, the Company recorded an estimated asset and liability (the ACA risk adjustment accruals) of $1,434 million, and $1,605 million, respectively at December 31, 2024.

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

St. Louis, Missouri
February 18, 2025

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$14,063	$17,193
Premium and trade receivables	19,713	15,532
Short-term investments	2,622	2,459
Other current assets	1,601	5,572
Total current assets	37,999	40,756
Long-term investments	17,429	16,286
Restricted deposits	1,390	1,386
Property, software and equipment, net	2,067	2,019
Goodwill	17,558	17,558
Intangible assets, net	5,409	6,101
Other long-term assets	593	535
Total assets	$82,445	$84,641
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liability	$18,308	$18,000
Accounts payable and accrued expenses	13,174	16,420
Return of premium payable	2,008	1,462
Unearned revenue	661	715
Current portion of long-term debt	110	119
Total current liabilities	34,261	36,716
Long-term debt	18,423	17,710
Deferred tax liability	684	641
Other long-term liabilities	2,567	3,618
Total liabilities	55,935	58,685
Commitments and contingencies
Redeemable noncontrolling interests	10	19
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 620,195 issued and 495,907 outstanding at December 31, 2024, and 615,291 issued and 534,484 outstanding at December 31, 2023	1	1
Additional paid-in capital	20,562	20,304
Accumulated other comprehensive (loss)	(504)	(652)
Retained earnings	15,348	12,043
Treasury stock, at cost (124,288 and 80,807 shares, respectively)	(8,997)	(5,856)
Total Centene stockholders' equity	26,410	25,840
Nonredeemable noncontrolling interest	90	97
Total stockholders' equity	26,500	25,937
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$82,445	$84,641

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Premium	$142,303	$135,636	$127,131
Service	3,202	4,459	8,348
Premium and service revenues	145,505	140,095	135,479
Premium tax	17,566	13,904	9,068
Total revenues	163,071	153,999	144,547
Expenses:
Medical costs	125,707	118,894	111,529
Cost of services	2,729	3,564	7,032
Selling, general and administrative expenses	12,400	12,563	11,589
Depreciation expense	549	575	614
Amortization of acquired intangible assets	692	718	817
Premium tax expense	17,806	14,226	9,330
Impairment	13	529	2,318
Total operating expenses	159,896	151,069	143,229
Earnings from operations	3,175	2,930	1,318
Other income (expense):
Investment and other income	1,784	1,393	1,279
Debt extinguishment	—	—	30
Interest expense	(702)	(725)	(665)
Earnings before income tax	4,257	3,598	1,962
Income tax expense	963	899	760
Net earnings	3,294	2,699	1,202
Loss attributable to noncontrolling interests	11	3	—
Net earnings attributable to Centene Corporation	$3,305	$2,702	$1,202

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$6.33	$4.97	$2.09
Diluted earnings per common share	$6.31	$4.95	$2.07

Weighted average number of common shares outstanding:
Basic	521,790	543,319	575,191
Diluted	523,744	545,704	582,040

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net earnings	$3,294	$2,699	$1,202
Change in unrealized gain (loss) on investments	94	520	(1,475)
Change in unrealized gain (loss) on investments, tax effect	(29)	(128)	349
Change in unrealized gain (loss) on investments, net of tax	65	392	(1,126)
Reclassification adjustment, net of tax	83	62	11
Foreign currency translation adjustments, net of tax	—	36	(94)
Net unrealized (loss) on cash flow hedge, net of tax	—	(10)	—
Other comprehensive earnings (loss)	148	480	(1,209)
Comprehensive earnings (loss)	3,442	3,179	(7)
Comprehensive loss attributable to noncontrolling interests	11	3	—
Comprehensive earnings (loss) attributable to Centene Corporation	$3,453	$3,182	$(7)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except shares in thousands and per share data in dollars)

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2021	602,704	$1	$19,672	$77	$8,139	20,225	$(1,094)	$145	$26,940
Net earnings (loss)	—	—	—	—	1,202	—	—	(13)	1,189
Other comprehensive loss, net of $(349) tax	—	—	—	(1,209)	—	—	—	—	(1,209)
Common stock issued for employee benefit plans	5,143	—	71	—	—	—	—	—	71
Fair value of unvested equity awards in connection with acquisition	—	—	60	—	—	—	—	—	60
Common stock repurchases	—	—	23	—	—	36,868	(3,119)	—	(3,096)
Stock compensation expense	—	—	234	—	—	—	—	—	234
Reclassification to non-redeemable	—	—	—	—	—	—	—	17	17
Divestiture of noncontrolling interest	—	—	—	—	—	—	—	(14)	(14)
Dividend to noncontrolling interest	—	—	—	—	—	—	—	(10)	(10)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)
Balance, December 31, 2022	607,847	$1	$20,060	$(1,132)	$9,341	57,093	$(4,213)	$124	$24,181
Net earnings (loss)	—	—	—	—	2,702	—	—	(3)	2,699
Other comprehensive earnings, net of $144 tax	—	—	—	480	—	—	—	—	480
Common stock issued for employee benefit plans	7,444	—	44	—	—	—	—	—	44
Common stock repurchases	—	—	—	—	—	23,714	(1,643)	—	(1,643)
Stock compensation expense	—	—	216	—	—	—	—	—	216
Purchase of redeemable noncontrolling interest	—	—	(12)	—	—	—	—	—	(12)
Purchase of non-redeemable noncontrolling interest	—	—	(4)	—	—	—	—	(24)	(28)
Balance, December 31, 2023	615,291	$1	$20,304	$(652)	$12,043	80,807	$(5,856)	$97	$25,937
Net earnings (loss)	—	—	—	—	3,305	—	—	(5)	3,300
Other comprehensive earnings, net of $31 tax	—	—	—	148	—	—	—	—	148
Common stock issued for employee benefit plans	4,904	—	46	—	—	—	—	—	46
Common stock repurchases	—	—	—	—	—	43,481	(3,141)	—	(3,141)
Stock compensation expense	—	—	212	—	—	—	—	—	212
Divestiture of noncontrolling interest	—	—	—	—	—	—	—	(2)	(2)
Balance, December 31, 2024	620,195	$1	$20,562	$(504)	$15,348	124,288	$(8,997)	$90	$26,500

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$3,294	$2,699	$1,202
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,241	1,293	1,430
Stock compensation expense	212	216	234
Impairment	13	529	2,318
(Gain) loss on debt extinguishment	—	—	(25)
(Gain) on acquisition	—	—	(2)
Deferred income taxes	13	(78)	(631)
(Gain) loss on divestitures, net	(120)	(152)	(772)
Loss on disposal of equipment	—	—	221
Other adjustments, net	16	172	(31)
Changes in assets and liabilities
Premium and trade receivables	(4,333)	(2,380)	(1,627)
Other assets	46	5	128
Medical claims liabilities	368	1,261	2,397
Unearned revenue	(54)	238	31
Accounts payable and accrued expenses	(528)	3,398	421
Other long-term liabilities	(70)	856	842
Other operating activities, net	56	(4)	125
Net cash provided by operating activities	154	8,053	6,261
Cash flows from investing activities:
Capital expenditures	(644)	(799)	(1,004)
Purchases of investments	(7,183)	(6,622)	(6,736)
Sales and maturities of investments	5,785	5,523	3,802
Acquisitions, net of cash acquired	—	—	(1,460)
Divestiture proceeds, net of divested cash	990	707	2,477
Net cash used in investing activities	(1,052)	(1,191)	(2,921)
Cash flows from financing activities:
Proceeds from long-term debt	1,300	2,335	360
Payments and repurchases of long-term debt	(622)	(2,316)	(1,490)
Common stock repurchases	(3,124)	(1,633)	(3,096)
Proceeds from common stock issuances	46	44	70
Payments for debt extinguishment	—	—	(14)
Purchase of noncontrolling interest	—	(88)	—
Other financing activities, net	(6)	—	(27)
Net cash used in financing activities	(2,406)	(1,658)	(4,197)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	(32)	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(3,296)	5,172	(868)
Cash and cash equivalents reclassified (to) from held for sale	—	(50)	(16)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	17,452	12,330	13,214
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$14,156	$17,452	$12,330
Supplemental disclosures of cash flow information:
Interest paid	$688	$688	$657
Income taxes paid, net	$1,002	$887	$1,198
Equity issued in connection with acquisitions	$—	$—	$60
The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	2024	2023	2022
Cash and cash equivalents	$14,063	$17,193	$12,074
Restricted cash and cash equivalents, included in restricted deposits	93	259	256
Total cash, cash equivalents, and restricted cash and cash equivalents	$14,156	$17,452	$12,330

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

The Company operates in four segments: (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. The Medicaid, Medicare and Commercial segments primarily represent the government-sponsored or subsidized programs under which the Company offers managed healthcare services. Specifically, the Medicaid segment includes the Temporary Assistance for Needy Families (TANF) program, Medicaid Expansion programs, the Aged, Blind or Disabled (ABD) program, the Children's Health Insurance Program (CHIP), Long-Term Services and Supports (LTSS), Foster Care, Medicare-Medicaid Plans (MMP), which cover beneficiaries who are dually eligible for Medicaid and Medicare and other state-based programs. The Medicare segment includes Medicare Advantage, Medicare Supplement, Dual Eligible Special Needs Plans (D-SNPs) and Medicare Prescription Drug Plans (PDPs), also known as Medicare Part D. The Commercial segment includes the Health Insurance Marketplace product along with individual, small group and large group commercial health insurance products. The Other segment includes the Company's pharmacy operations, Envolve Benefit Options' vision and dental services, clinical healthcare, behavioral health, international operations and corporate management company, among others. The Company's international businesses, Operose Health Group (Operose Health) and Circle Health Group (Circle Health), which were included in the Other segment, were divested in December 2023 and January 2024, respectively.

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

Certain 2022 and 2023 amounts in the consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2024 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

During 2024, the Company completed the divestitures of Circle Health and Collaborative Health Systems (CHS). See Note 3. Acquisitions and Divestitures for further details.

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

Fixed Asset	Depreciation Period
Buildings and improvements	10 - 40 years
Computer hardware and software	3 - 5 years
Furniture and equipment	5 - 10 years
Land improvements	10 - 25 years
Leasehold improvements	1 - 20 years

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

The Company tests for impairment of intangible assets, as well as long-lived assets, whenever events or circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as "asset group") may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from use of the asset group and its eventual disposition to the carrying value. Such factors include significant changes in membership, financial performance, state funding, government contracts and provider networks and contracts. If the sum of the estimated undiscounted future cash flows is less than the carrying value, an impairment determination is required. The amount of impairment is calculated by subtracting the fair value of the asset group from the carrying value of the asset group. An impairment charge, if any, is recognized within earnings from operations.

The Company operates in four segments: (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. The Company defines its reporting units as its operating segments or one level below the operating segment. The Company tests goodwill for impairment at the reporting unit level using a fair value approach. The Company is required to test for impairment at least annually, absent a triggering event, which could include a significant decline in operating performance that would require an impairment assessment. Absent any impairment indicators, the Company performs its goodwill impairment testing during the fourth quarter of each year. The Company recognizes an impairment charge for any amount by which the carrying amount of goodwill exceeds its fair value.

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

The Company uses its judgment to determine the assumptions to be used in the calculation of the required estimates. The assumptions it considers when estimating IBNR include, without limitation, claims receipt and payment experience (and variations in that experience), changes in membership, provider billing practices, healthcare service utilization trends, cost trends, product mix, seasonality, prior authorization of medical services, benefit changes, known outbreaks of disease or increased incidence of illness such as influenza, provider contract changes, changes to fee schedules and the incidence of high-dollar or catastrophic claims.

The Company's development of the medical claims liability estimate is a continuous process which it monitors and refines on a monthly basis as additional claims receipts and payment information becomes available. As more complete claims information becomes available, the Company adjusts the amount of the estimates, and includes the changes in estimates in medical costs in the period in which the changes are identified. In every reporting period, the operating results include the effects of more completely developed medical claims liability estimates associated with previously reported periods. The Company consistently applies its reserving methodology from period to period. As additional information becomes known, it adjusts the actuarial models accordingly to establish medical claims liability estimates.

The Company reviews actual and anticipated experience compared to the assumptions used to establish medical costs. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing and measuring the profitability of such contracts and expected investment income is excluded. In December 2023, the Company recorded a premium deficiency reserve of $250 million related to the 2024 Medicare Advantage contract year. In December 2024, the Company recorded a premium deficiency reserve of $92 million related to the 2025 Medicare Advantage contract year.

Revenue Recognition

The Company's health plans generate revenues primarily from premiums received from the states in which it operates health plans, premiums received from its members and the Centers for Medicare and Medicaid Services (CMS) for its Medicare product and premiums from members of its commercial health plans. In addition to member premium payments, its Marketplace contracts also generate revenues from subsidies received from CMS. The Company generally receives a fixed premium per member per month pursuant to its contracts and recognizes premium revenues during the period in which it is obligated to provide services to its members at the amount reasonably estimable. In some instances, the Company's base premiums are subject to an adjustment, in the form of a risk score or risk adjustment, based on the acuity of its membership. Generally, the risk score or risk adjustment is determined by the state or CMS analyzing submissions of processed claims and medical record data to determine the acuity of the Company's membership, often relative to the respective program's membership. The Company estimates the amount of risk score and risk adjustment based upon the processed claims and medical record data submitted and expected to be submitted to the state or CMS and records revenues on a risk adjusted basis. Some contracts allow for additional premiums related to certain supplemental services provided such as maternity deliveries.

The Company's contracts with states and CMS may require it to maintain a minimum medical loss ratio (MLR) or may require it to share cost-savings in excess of certain levels. In certain circumstances, including commercial plans, its plans may be required to return premium to the state or policyholders in the event costs are below established levels. The Company estimates the effect of these programs and recognizes reductions in revenue in the current period. Other states may require us to meet certain performance and quality metrics in order to receive additional or full contractual revenue. For performance-based contracts, the Company does not recognize revenue subject to refund until data is sufficient to measure performance.

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

The Company's specialty companies generate revenues under contracts with state and federal programs, healthcare organizations and other commercial organizations, as well as from its own subsidiaries. Revenues are recognized when the related services are provided, when inventory is shipped, or as ratably earned over the covered period of services. For performance-based measures in the Company's contracts, revenue is recognized as data sufficient to measure performance is available. The Company recognizes revenue related to administrative services under the TRICARE government-sponsored Managed Care Support Contract for the Department of Defense (DoD's) TRICARE program on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE contract includes various performance-based measures. For each of the measures, an estimate of the amount that has been earned is made at each interim date, and revenue is recognized accordingly. The Company concluded serving members at the end of 2024 upon the expiration of its TRICARE Managed Care Support Contract.

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

Some states require state directed payments that have minimal risk, but are administered as a premium adjustment. These payments are recorded as premium revenue and medical costs at close to a 100% health benefits ratio (HBR). In many instances, the Company has little visibility to the timing of these payments until they are paid by the state.

Affordable Care Act

The Affordable Care Act (ACA) established risk spreading premium stabilization programs as well as minimum MLR and cost sharing reductions (CSRs). The Company's accounting policies for the programs are as follows:

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

Cost Sharing Reductions

The ACA directs issuers to reduce the Company's members' cost sharing for essential health benefits for individuals with Federal Poverty Levels (FPLs) between 100% and 250% who are enrolled in a silver tier product; eliminate cost sharing for Indians/Alaska Natives with a FPL less than 300% and eliminate cost sharing for Indians/Alaska Natives regardless of FPL when services are provided by an Indian Health Service. In October 2017, the Trump Administration issued an executive order that immediately ceased payments of CSRs to issuers, and beginning in 2018, premium rates for Health Insurance Marketplace were set without factoring in the cost sharing subsidy payments from the federal government. In 2024, the Company reached an agreement with the federal government to retroactively compensate the Company for the difference between its actual CSR experience and its pricing assumptions for 2018 through 2020.

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

Activity in the allowance for uncollectible accounts is summarized below ($ in millions):

	Year Ended December 31,
	2024	2023	2022
Balance, January 1	$120	$130	$139
Amounts charged to expense	68	58	70
Write-offs of uncollectible receivables	(77)	(68)	(79)
Balance, December 31	$111	$120	$130

Significant Customers

The Company receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. None of the Company's customers exceeded 10% of total annual revenues for the years ended December 31, 2024, 2023 and 2022.

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

Recently Adopted Accounting Guidance

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07 - Segment Reporting: Improvements to Reportable Segment Disclosures which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision-maker and included within segment profit and loss. The new standard is effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the new guidance in the fourth quarter of 2024.

In December 2023, the FASB issued ASU 2023-09 - Income taxes: Improvements to Income Tax Disclosures which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024. The Company early adopted the new guidance in the fourth quarter of 2024, as permissible by the ASU.

Recent Accounting Guidance Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income: Disaggregation of Income Statement Expenses which expands disclosures about specific expense categories presented on the face of the Statement of Operations. The new standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the effect of the new disclosure requirements.

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

Magellan Specialty Health Divestiture

On January 20, 2023, the Company completed the divestiture of Magellan Specialty Health for $646 million in cash and stock, including an estimated working capital adjustment, and recognized a gain of $79 million, or $68 million after-tax. The stock consideration was subsequently sold in April 2023 for cash proceeds of $245 million.

During 2024, the Company recorded an additional gain on the previously reported divestiture of Magellan Specialty Health of $83 million for achievement of contingent consideration related to the sale and finalization of working capital adjustments, which is included in investment and other income in the Consolidated Statements of Operations.

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

HealthSmart Divestiture

On January 5, 2023, the Company completed the divestiture of HealthSmart. During 2022, the Company recorded an impairment charge related to goodwill associated with the divestiture of $36 million, or $27 million after-tax.

Apixio Divestiture

On June 13, 2023, the Company completed the divestiture of its majority stake in Apixio. During 2023, the Company recognized a pre-tax gain of $93 million, or $67 million after-tax, which is included in investment and other income in the Consolidated Statements of Operations.

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

On January 12, 2024, the Company completed the divestiture for $931 million and settled the foreign currency swap. Upon closing the divestiture, the Company settled the foreign currency swap and recorded a corresponding gain of $20 million, which includes the cumulative translation adjustment previously recorded in accumulated other comprehensive income in the Consolidated Balance Sheet. The gain is included in investment and other income in the Consolidated Statements of Operations. During the year ended December 31, 2024, the Company realized a net tax benefit of approximately $40 million on the loss recognized on the divestiture.

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

Collaborative Health Systems Divestiture

In July 2024, the Company entered into a definitive agreement to sell CHS, a management services organization, which is included in the Other segment.

On October 4, 2024, the Company completed the previously announced sale of CHS. During 2024, the Company recognized a pre-tax gain of $17 million, or $13 million after-tax, which is included in investment and other income in the Consolidated Statements of Operations.

4. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	December 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$593	$2	$(4)	$591	$403	$—	$(8)	$395
Corporate securities	10,820	47	(360)	10,507	9,984	78	(461)	9,601
Restricted certificates of deposit	4	—	—	4	4	—	—	4
Restricted cash equivalents	93	—	—	93	259	—	—	259
Short-term time deposits	425	—	—	425	746	—	—	746
Municipal securities	4,174	7	(151)	4,030	4,135	21	(171)	3,985
Asset-backed securities	1,820	13	(21)	1,812	1,665	8	(35)	1,638
Residential mortgage-backed securities	1,807	1	(129)	1,679	1,503	7	(103)	1,407
Commercial mortgage-backed securities	1,298	3	(62)	1,239	1,149	5	(82)	1,072
Equity securities	14	—	—	14	17	—	—	17
Private equity investments	851	—	—	851	833	—	—	833
Life insurance contracts	196	—	—	196	174	—	—	174
Total	$22,095	$73	$(727)	$21,441	$20,872	$119	$(860)	$20,131

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. Private equity investments include direct investments in private equity securities as well as private equity funds. In December 2024, the Company impaired a private equity investment for $50 million. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with a focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of December 31, 2024, 99% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At December 31, 2024, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $178 million and $153 million at December 31, 2024 and 2023, respectively, and is included in other current assets in the Consolidated Balance Sheets.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 3 years at December 31, 2024.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	December 31, 2024				December 31, 2023
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(1)	$60	$(3)	$144	$—	$79	$(8)	$232
Corporate securities	(41)	2,621	(319)	4,782	(6)	658	(455)	6,260
Municipal securities	(16)	1,217	(135)	2,073	(4)	553	(167)	2,237
Asset-backed securities	(4)	301	(17)	331	(2)	197	(33)	855
Residential mortgage-backed securities	(18)	786	(111)	738	(2)	153	(101)	814
Commercial mortgage-backed securities	(4)	210	(58)	666	(2)	114	(80)	754
Short-term time deposits	—	—	—	—	—	31	—	—
Total	$(84)	$5,195	$(643)	$8,734	$(16)	$1,785	$(844)	$11,152

As of December 31, 2024, the gross unrealized losses were generated from 5,276 positions out of a total of 6,750 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	December 31, 2024				December 31, 2023
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,383	$2,365	$477	$475	$2,308	$2,284	$566	$564
One year through five years	7,799	7,563	610	593	7,738	7,431	527	504
Five years through ten years	4,343	4,172	301	291	3,905	3,735	298	283
Greater than ten years	165	160	31	31	155	154	34	35
Asset-backed securities	4,925	4,730	—	—	4,317	4,117	—	—
Total	$19,615	$18,990	$1,419	$1,390	$18,423	$17,721	$1,425	$1,386

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

The following table summarizes fair value measurements by level at December 31, 2024, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$14,063	$—	$—	$14,063
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58	$—	$—	$58
Corporate securities	—	10,505	—	10,505
Municipal securities	—	3,272	—	3,272
Short-term time deposits	—	425	—	425
Asset-backed securities	—	1,812	—	1,812
Residential mortgage-backed securities	—	1,679	—	1,679
Commercial mortgage-backed securities	—	1,239	—	1,239
Equity securities	13	1	—	14
Total investments	$71	$18,933	$—	$19,004
Restricted deposits:
Cash and cash equivalents	$93	$—	$—	$93
U.S. Treasury securities and obligations of U.S. government corporations and agencies	533		—	533
Corporate securities	—	2	—	2
Certificates of deposit	—	4	—	4
Municipal securities	—	758	—	758
Total restricted deposits	$626	$764	$—	$1,390
Total assets at fair value	$14,760	$19,697	$—	$34,457

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

The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $1,047 million and $1,007 million as of December 31, 2024 and December 31, 2023, respectively.

6. Property, Software and Equipment

Property, software and equipment consist of the following ($ in millions):

	December 31, 2024	December 31, 2023
Computer software	$3,051	$2,631
Computer hardware	535	542
Buildings	523	534
Furniture and office equipment	332	304
Leasehold improvements	273	252
Land	156	156
Property, software and equipment, at cost	4,870	4,419
Less: accumulated depreciation	(2,803)	(2,400)
Property, software and equipment, net	$2,067	$2,019

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $549 million, $575 million and $614 million, respectively.

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

As a result of the optimization, the Company recognized impairment charges related to owned real estate and fixed assets related to leased real estate of $57 million and $1,050 million for the years ended December 31, 2023 and 2022, respectively. The remainder of the $97 million and $1,627 million impairment charges for the years ended December 31, 2023 and 2022, respectively, relate to right-of-use (ROU) asset impairments, which is included within other long-term assets in the Consolidated Balance Sheets, refer to Note 11. Leases. Additionally, during 2024, the Company sold an owned property for a pre-tax gain of $24 million.

7. Goodwill and Intangible Assets

The following table summarizes the changes in goodwill by operating segment ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, December 31, 2022	$10,198	$1,592	$5,424	$1,598	$18,812
Divestitures	—	—	—	(912)	(912)
Impairments	—	—	—	(392)	(392)
Translation impact	—	—	—	50	50
Balance, December 31, 2023	$10,198	$1,592	$5,424	$344	$17,558
Current year activity	—	—	—	—	—
Balance, December 31, 2024	$10,198	$1,592	$5,424	$344	$17,558

In 2023, divestiture related activity in goodwill included the completed divestiture of Apixio as well as $760 million of goodwill reclassified to other current assets associated with the divestiture of Circle Health, which was considered held for sale as of December 31, 2023.

The Company's Other segment impairments in 2023 were driven by the Circle Health and Operose Health divestitures.

Intangible assets at December 31, consist of the following ($ in millions):

			Weighted Average Useful Life in Years
	2024	2023	2024	2023
Purchased contract rights and customer relationships	$7,845	$7,845	13.5	13.5
Trade names	943	943	15.6	15.6
Provider contracts	612	612	14.0	14.0
Developed technologies	298	298	4.4	4.4
Intangible assets	9,698	9,698	13.4	13.4
Less: accumulated amortization
Purchased contract rights and customer relationships	(3,348)	(2,768)
Trade names	(383)	(320)
Provider contracts	(271)	(227)
Developed technologies	(287)	(282)
Total accumulated amortization	(4,289)	(3,597)
Intangible assets, net	$5,409	$6,101

Amortization expense was $692 million, $718 million and $817 million for the years ended December 31, 2024, 2023 and 2022, respectively. Estimated total amortization expense related to the December 31, 2024 intangible assets for each of the five succeeding fiscal years is as follows ($ in millions):

Estimated Total Amortization Expense
2025	$690
2026	673
2027	663
2028	662
2029	558

8. Medical Claims Liability

The following table summarizes the change in medical claims liability for the year ended December 31, 2024 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2024	$10,814	$3,612	$3,460	$114	$18,000
Less: Reinsurance recoverables	5	—	44	—	49
Balance, January 1, 2024, net	10,809	3,612	3,416	114	17,951
Incurred related to:
Current year	78,886	21,170	26,548	1,708	128,312
Prior years	(1,370)	(575)	(509)	7	(2,447)
Total incurred	77,516	20,595	26,039	1,715	125,865
Paid related to:
Current year	69,351	18,036	22,547	1,522	111,456
Prior years	8,693	2,655	2,492	119	13,959
Total paid	78,044	20,691	25,039	1,641	125,415
Plus: Premium deficiency reserve	—	(158)	—	—	(158)
Balance, December 31, 2024, net	10,281	3,358	4,416	188	18,243
Plus: Reinsurance recoverables	18	—	47	—	65
Balance, December 31, 2024	$10,299	$3,358	$4,463	$188	$18,308

The following table summarizes the change in medical claims liability for the year ended December 31, 2023 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2023	$11,253	$3,431	$1,921	$140	$16,745
Less: Reinsurance recoverables	7	—	19	—	26
Balance, January 1, 2023, net	11,246	3,431	1,902	140	16,719
Incurred related to:
Current year	79,747	19,487	19,966	1,480	120,680
Prior years	(1,537)	(343)	(150)	(6)	(2,036)
Total incurred	78,210	19,144	19,816	1,474	118,644
Paid related to:
Current year	69,904	16,631	16,823	1,367	104,725
Prior years	8,743	2,582	1,479	133	12,937
Total paid	78,647	19,213	18,302	1,500	117,662
Plus: Premium deficiency reserve	—	250	—	—	250
Balance, December 31, 2023, net	10,809	3,612	3,416	114	17,951
Plus: Reinsurance recoverables	5	—	44	—	49
Balance, December 31, 2023	$10,814	$3,612	$3,460	$114	$18,000

The following table summarizes the change in medical claims liability for the year ended December 31, 2022 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2022	$9,845	$2,286	$2,014	$98	$14,243
Less: Reinsurance recoverables	23	—	—	—	23
Balance, January 1, 2022, net	9,822	2,286	2,014	98	14,220
Acquisitions and divestitures	—	—	—	105	105
Incurred related to:
Current year	76,344	19,474	14,296	2,782	112,896
Prior years	(1,046)	(102)	(204)	(15)	(1,367)
Total incurred	75,298	19,372	14,092	2,767	111,529
Paid related to:
Current year	66,221	16,275	12,556	2,747	97,799
Prior years	7,653	1,952	1,648	83	11,336
Total paid	73,874	18,227	14,204	2,830	109,135
Balance, December 31, 2022, net	11,246	3,431	1,902	140	16,719
Plus: Reinsurance recoverables	7	—	19	—	26
Balance, December 31, 2022	$11,253	$3,431	$1,921	$140	$16,745

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years were primarily attributable to reserving under moderately adverse conditions, including residual pandemic impacts. Additionally, as a result of minimum MLR and other return of premium programs, the Company recorded approximately $243 million, $382 million and $198 million of the "Incurred related to: Prior years" as a reduction to premium revenues in 2024, 2023 and 2022, respectively. Further, claims processing and coordination of benefits initiatives yielded claim payment recoveries related to dates of service from prior years.

Changes in medical utilization, claims submission patterns, and cost trends and the effect of population health management initiatives may also contribute to changes in medical claim liability estimates. While the Company has evidence that population health management initiatives are effective on a case by case basis, population health management initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the population health management initiative are not known by the Company. Additionally, certain population health management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the population health management initiative changed the behavior cannot be determined. Because of the complexity of its business, the number of states in which it operates and the volume of claims that it processes, the Company is unable to practically quantify the impact of these initiatives on its changes in estimates of IBNR.

The Company reviews actual and anticipated experience compared to the assumptions used to establish medical costs. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing and measuring the profitability of such contracts and expected investment income is excluded. In December 2023, the Company recorded a premium deficiency reserve of $250 million related to the 2024 Medicare Advantage contract year. In December 2024, the Company recorded a premium deficiency reserve of $92 million related to the 2025 Medicare Advantage contract year.

Information about incurred and paid claims development as of December 31, 2024 is included in the table below. The claims development information for all periods preceding the most recent reporting period is considered required supplementary information.

Consolidated incurred and paid claims development as of December 31, 2024 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2022 (unaudited)	2023 (unaudited)	2024
2022	$112,896	$110,870	$110,394
2023		120,680	118,709
2024			128,312
	Total incurred claims		$357,415

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2022 (unaudited)	2023 (unaudited)	2024
2022	$97,799	$109,680	$110,097
2023		104,725	117,635
2024			111,456
	Total payment of incurred claims		339,188
	All outstanding liabilities prior to 2022, net of reinsurance		174
	Medical claims liability, net of reinsurance		$18,401

Incurred and paid claims development for the Medicaid segment as of December 31, 2024 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2022 (unaudited)	2023 (unaudited)	2024
2022	$76,344	$74,861	$74,722
2023		79,747	78,517
2024			78,885
	Total incurred claims		$232,124

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2022 (unaudited)	2023 (unaudited)	2024
2022	$66,220	$74,125	$74,608
2023		69,904	77,952
2024			69,351
	Total payment of incurred claims		221,911
	All outstanding liabilities prior to 2022, net of reinsurance		68
	Medical claims liability, net of reinsurance		$10,281

Incurred and paid claims development for the Medicare segment as of December 31, 2024 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2022 (unaudited)	2023 (unaudited)	2024
2022	$19,475	$19,124	$19,027
2023		19,487	19,008
2024			21,171
	Total incurred claims		$59,206

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2022 (unaudited)	2023 (unaudited)	2024
2022	$16,276	$18,818	$18,942
2023		16,631	18,778
2024			18,036
	Total payment of incurred claims		55,756
	All outstanding liabilities prior to 2022, net of reinsurance		66
	Medical claims liability, net of reinsurance		$3,516

Incurred and paid claims development for the Commercial segment as of December 31, 2024 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2022 (unaudited)	2023 (unaudited)	2024
2022	$14,296	$14,110	$13,870
2023		19,966	19,698
2024			26,548
	Total incurred claims		$60,116

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2022 (unaudited)	2023 (unaudited)	2024
2022	$12,556	$13,963	$13,773
2023		16,823	19,420
2024			22,547
	Total payment of incurred claims		55,740
	All outstanding liabilities prior to 2022, net of reinsurance		40
	Medical claims liability, net of reinsurance		$4,416

Incurred and paid claims development for the Other segment as of December 31, 2024 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2022 (unaudited)	2023 (unaudited)	2024
2022	$2,781	$2,775	$2,775
2023		1,480	1,486
2024			1,708
	Total incurred claims		$5,969

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2022 (unaudited)	2023 (unaudited)	2024
2022	$2,747	$2,774	$2,774
2023		1,367	1,485
2024			1,522
	Total payment of incurred claims		5,781
	All outstanding liabilities prior to 2022, net of reinsurance		—
	Medical claims liability, net of reinsurance		$188

Incurred claims and allocated claim adjustment expenses, net of reinsurance, total IBNR plus expected development on reported claims and cumulative claims data as of December 31, 2024 are included in the following table. For claims frequency information summarized below, a claim is defined as the financial settlement of a single medical event in which remuneration was paid to the servicing provider. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

Consolidated information is summarized as follows (in millions):

	December 31, 2024
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims
2022	$110,394	$3	638.0
2023	118,709	383	623.6
2024	128,312	12,079	641.3

Information for the Medicaid segment is summarized as follows (in millions):

	December 31, 2024
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims
2022	$74,722	$3	370.9
2023	78,517	218	345.6
2024	78,885	6,968	300.1

Information for the Medicare segment is summarized as follows (in millions):

	December 31, 2024
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims
2022	$19,027	$—	204.8
2023	19,008	102	200.6
2024	21,171	1,724	253.0

Information for the Commercial segment is summarized as follows (in millions):

	December 31, 2024
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims
2022	$13,870	$—	57.5
2023	19,698	62	72.9
2024	26,548	3,211	83.0

Information for the Other segment is summarized as follows (in millions):

	December 31, 2024
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims
2022	$2,775	$—	4.8
2023	1,486	1	4.5
2024	1,708	176	5.2

9. Affordable Care Act

The ACA established risk spreading premium stabilization programs as well as a minimum annual MLR and CSRs.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	December 31, 2024	December 31, 2023
Risk adjustment receivable	$1,434	$893
Risk adjustment payable	(1,605)	(2,553)
Minimum medical loss ratio	(688)	(164)
Cost sharing reduction receivable	305	—
Cost sharing reduction payable	(74)	(114)

In July 2024, CMS announced the final risk adjustment transfers for the 2023 benefit year. As a result of the announcement, the risk adjustment net payable was decreased by $1,475 million in the twelve months ended December 31, 2024. After consideration of minimum MLR and other related impacts, which includes the effect to the 2024 benefit year, the net pre-tax benefit recognized was $853 million for the year ended December 31, 2024.

In October 2017, the Trump Administration issued an executive order that immediately ceased payments of CSRs to issuers, and beginning in 2018, premium rates for Health Insurance Marketplace were set without factoring in the cost sharing subsidy payments from the federal government. In 2024, the Company reached an agreement with the federal government to retroactively compensate the Company $299 million (gross) for the difference between its actual CSR experience and its pricing assumptions for 2018 through 2020.

10. Debt

Debt consists of the following ($ in millions):

	December 31, 2024	December 31, 2023
$2,500 million 4.25% Senior Notes, due December 15, 2027	$2,398	$2,395
$2,300 million 2.45% Senior Notes, due July 15, 2028	2,302	2,303
$3,500 million 4.625% Senior Notes, due December 15, 2029	3,277	3,277
$2,000 million 3.375% Senior Notes, due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes, due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes, due March 1, 2031	2,200	2,200
$1,300 million 2.625% Senior Notes, due August 1, 2031	1,300	1,300
Total senior notes	15,677	15,675
Term Loan Facility	2,006	2,115
Revolving Credit Agreement	950	150
Finance leases and other	—	11
Debt issuance costs	(100)	(122)
Total debt	18,533	17,829
Less: current portion	(110)	(119)
Long-term debt	$18,423	$17,710

Senior Notes

The indentures governing the senior notes listed in the table above contain restrictive covenants of Centene Corporation. At December 31, 2024, the Company was in compliance with all covenants.

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

The Company has (i) unsecured $2,000 million multi-currency revolving credit facility (the Revolving Credit Facility), which includes a $300 million sub-limit for letters of credit and a $200 million sub-limit for swingline loans and (ii) a $2,200 million unsecured delayed-draw term loan facility (the Term Loan Facility, and together with the Revolving Credit Facility, the Company Credit Facility). Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at SOFR, SONIA, Euro Interbank Offered Rate (EURIBOR), Swiss Average Rate Overnight (SARON), Tokyo Interbank Offered Rate (TIBOR), Bank Buying Rate (BBR) or base rates plus, in each case, an applicable margin between 1.50% to 1.125%, based on the total debt-to-EBITDA ratio and type of borrowing. Borrowings under the Term Loan Facility bear interest, at the Company's option, at SOFR or base rates plus, in each case, an applicable margin based on the total debt-to-EBITDA ratio. The Company has an uncommitted option to increase its Company Credit Facility by an additional $500 million plus certain additional amounts based on its total debt-to-EBITDA ratio. The Term Loan Facility includes scheduled amortization payments equal to 0% for the first year following closing, 2.5% for the second year following closing and 5% thereafter until maturity.

The Company Credit Facility contains financial covenants including maintenance of a minimum fixed charge coverage ratio and a restriction on the Company's maximum total debt-to-EBITDA ratio not to exceed 4.0 to 1.0. It also contains certain non-financial covenants including: limitations on incurrence of additional indebtedness; restrictions on incurrence of liens; restrictions on dividends and other restricted payments; restrictions on investments, mergers, consolidations and asset sales; and limitations on transactions with affiliates. As of December 31, 2024, the Company was in compliance with all financial and non-financial covenants under the Company Credit Facility.

As of December 31, 2024, the Company had $950 million of borrowings outstanding under the Revolving Credit Facility, with an interest rate of the base rate plus 0.25% margin, and $2,006 million of borrowings outstanding under the Company's Term Loan Facility.

The Revolving Credit Facility and the Term Loan Facility will mature on August 16, 2026.

Senior Note Debt Repurchase Program

In June 2022, the Company's Board of Directors authorized a $1,000 million senior note debt repurchase program in preparation for future debt reductions as part of the Company's strategic initiatives. No repurchases were made during the year ended December 31, 2024 and 2023. As of December 31, 2024, there was $700 million available under the senior note debt repurchase program.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $145 million as of December 31, 2024, which were not part of the Revolving Credit Facility. The letters of credit bore interest at 0.7% as of December 31, 2024. The Company had outstanding surety bonds of $844 million as of December 31, 2024.

Aggregate maturities for the Company's debt for the years ending December 31, are as follows ($ in millions):

Aggregate Maturities
2025	$110
2026	2,848
2027	2,405
2028	2,300
2029	3,277
Thereafter	7,700
Total	$18,640

The fair value of outstanding debt was approximately $16,929 million and $16,322 million at December 31, 2024 and 2023, respectively.

11. Leases

The Company records ROU assets and lease liabilities for non-cancelable operating leases primarily for real estate and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. The Company recognized operating lease expense of $108 million and $349 million during the years ended December 31, 2024 and 2023, respectively.

The Company considers the existence of options to extend or terminate leases in its analysis of the lease term for the purposes of measuring its ROU assets and lease liabilities. The renewal options are not included in the measurement of the ROU assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods.

The following table sets forth the ROU assets and lease liabilities ($ in millions):

	December 31, 2024	December 31, 2023
Assets
ROU assets (recorded within other long-term assets)	$359	$396

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$158	$168
Long-term (recorded within other long-term liabilities)	738	880
Total lease liabilities	$896	$1,048

Cash paid for amounts included in the measurement of lease liabilities, recorded as operating cash flows in the Consolidated Statements of Cash Flows, was $227 million and $378 million during the years ended December 31, 2024 and 2023, respectively. New operating leases commenced resulting in the recognition of ROU assets and lease liabilities of $69 million and $40 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had additional operating leases that have not yet commenced of $8 million. These operating leases will commence in 2025 with lease terms of approximately five years.

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

As a result of the real estate optimization initiative, the Company recognized $40 million and $577 million of ROU asset impairments for the years ended December 31, 2023 and 2022, respectively. The remainder of the $97 million and $1,627 million real estate optimization impairment charges for the years ended December 31, 2023 and 2022, respectively, was related to Property, Software and Equipment, refer to Note 6. Property, Software and Equipment. No impairment charges related to this optimization occurred in 2024.

As of December 31, 2024, the weighted average remaining lease term for the Company was 7.5 years. The lease liabilities as of December 31, 2024, reflect a weighted average discount rate of 3.4%.

Lease payments over the next five years and thereafter are as follows ($ in millions):

Lease Payments
2025	$185
2026	157
2027	134
2028	112
2029	98
Thereafter	334
Total lease payments	1,020
Less: imputed interest	(124)
Total lease liabilities	$896

12. Stockholders' Equity

The Company's Board of Directors has authorized a stock repurchase program of the Company's common stock from time to time on the open market or through privately negotiated transactions. In 2023, the Company's Board of Directors authorized an increase under the program of $4,000 million. With these increases, the Company is authorized to repurchase up to $10,000 million, inclusive of past authorizations. As of December 31, 2024, the Company had a remaining amount of $2,230 million available under the Company's stock repurchase program. No duration has been placed on the repurchase program. The Company reserves the right to discontinue the repurchase program at any time.

Share repurchases in 2024, 2023 and 2022 were primarily funded through divestiture proceeds and free cash flow generated from operations. The following represents the Company's share repurchase activity ($ in millions, shares in thousands):

	Year Ended December 31,
	2024		2023		2022 (2)
	Shares	Cost	Shares	Cost	Shares	Cost
Share buybacks	41,987	$2,999	22,886	$1,577	35,655	$2,994
Income tax withholding	1,494	114	828	56	1,213	102
Total share repurchases (1)	43,481	$3,113	23,714	$1,633	36,868	$3,096

(1)	Excludes year-to-date share repurchase excise tax of approximately $28 million and $10 million accrued as of December 31, 2024 and 2023, respectively.
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

13. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene's regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval. At December 31, 2024 and 2023, Centene's subsidiaries had aggregate statutory capital and surplus of $20,258 million and $18,117 million, respectively, compared with the required minimum aggregate statutory capital and surplus of $9,083 million and $8,267 million, respectively. As of December 31, 2024, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to the Company was $9,083 million in the aggregate.

14. Income Taxes

The consolidated income tax expense consists of the following ($ in millions):

	Year Ended December 31,
	2024	2023	2022
Income (loss) from continuing operations before income tax expense (benefit)
U.S. Federal	$3,529	$3,686	$1,938
Foreign (1)	728	(88)	24
Total	$4,257	$3,598	$1,962

Income tax expense (benefit) from continuing operations
Current tax expense
Federal	$798	$833	$1,144
State and local	142	132	261
Foreign	—	1	4
Total current tax expense	$940	$966	$1,409
Deferred tax expense (benefit)
Federal	$8	$(71)	$(514)
State and local	7	33	(126)
Foreign	8	(29)	(9)
Total deferred tax expense (benefit)	$23	$(67)	$(649)
Total income tax expense (benefit)
Federal	$806	$762	$630
State and local	149	165	135
Foreign	8	(28)	(5)
Total income tax expense (benefit)	$963	$899	$760

(1)	Foreign income from continuing operations includes the Company's Cayman Islands reinsurance entity. The Company has elected for its Cayman Islands entity to be taxed as a U.S. corporation and pays U.S. tax at the 21% tax rate. The U.S. tax resulting from this entity is included in Federal income tax expense. This entity is expected to cease operating in 2025.

The reconciliation of the tax provision at the U.S. federal statutory rate to income tax expense is as follows ($ in millions):

	Year Ended December 31,
	2024		2023		2022
	Total	%	Total	%	Total	%
Earnings from continuing operations, before income tax expense	$4,257		$3,598		$1,962

Tax provision at the U.S. federal statutory rate	894	21.0%	756	21.0%	412	21.0%
Federal
Effect of cross-border tax laws
Global Intangible Low-Taxed Income (GILTI)	44	1.0%	4	0.1%	—	—%
Cayman Islands
Statutory income tax rate differential (1)	142	3.3%	62	1.7%	6	0.3%
Other	2	—%	(21)	(0.6)%	(1)	(0.1)%
Tax credits	(14)	(0.3)%	(5)	(0.1)%	(8)	(0.4)%
Changes in valuation allowances	(12)	(0.3)%	(2)	(0.1)%	(11)	(0.6)%
Nontaxable or nondeductible items
Nondeductible compensation	37	0.9%	29	0.8%	51	2.6%
Nondeductible goodwill	—	—%	—	—%	56	2.9%
Nontaxable or nondeductible divestiture (gains) losses	(97)	(2.3)%	(9)	(0.3)%	79	4.0%
Other nontaxable or nondeductible items	(1)	—%	(6)	(0.2)%	13	0.7%
Other
Deferred taxes for investments in subsidiaries	—	—%	—	—%	70	3.6%
Excess tax benefit on stock awards	(3)	(0.1)%	(59)	(1.6)%	(13)	(0.7)%
Other	9	0.2%	26	0.7%	29	1.5%
Foreign tax effects
United Kingdom
Nondeductible goodwill	(34)	(0.8)%	83	2.3%	—	—%
Other	12	0.3%	(26)	(0.7)%	(2)	(0.1)%
Cayman Islands
Statutory income tax rate differential (1)	(142)	(3.3)%	(62)	(1.7)%	(6)	(0.3)%
Other jurisdictions	7	0.2%	(16)	(0.4)%	—	—%
Changes in unrecognized tax benefits	24	0.6%	27	0.8%	13	0.7%
State income taxes, net of federal income tax benefit (2)	95	2.2%	118	3.3%	72	3.7%
Income tax expense	$963	22.6%	$899	25.0%	$760	38.7%

(1)	The Company has elected for its Cayman Islands reinsurance entity to be taxed as a U.S. corporation and pays U.S. tax at the 21% tax rate. The taxability of this entity does not represent a reconciling item between the U.S. federal rate and the Company's effective tax rate. This entity ceased to operate in 2025.
(2)	During the year ended December 31, 2024, state taxes in California, Florida and Illinois comprised greater than 50% of the tax effect in this category. During the year ended December 31, 2023, state taxes in California and Florida comprised greater than 50% of the tax effect in this category. During the year ended December 31, 2022, state taxes in California and Pennsylvania comprised greater than 50% of the tax effect in this category.

Income taxes paid are as follows ($ in millions):

	Year Ended December 31,
	2024	2023	2022
U.S. Federal (1)	$930	$698	$1,009

Pennsylvania	*	53	*
Other (2)	71	138	175
Total U.S. State and Local	71	191	175

Foreign	1	(2)	14
Total income taxes paid, net	$1,002	$887	$1,198

(1)	Includes amounts paid to purchase transferable tax credits of $100 million and $49 million during the years ended December 31, 2024 and 2023, respectively.
(2)	Includes amounts paid to purchase transferable tax credits of $15 million, $10 million and $19 million during the years ended December 31, 2024, 2023 and 2022, respectively.
*	The amount of income taxes paid during the years ended December 31, 2024 and 2022 does not meet the 5% disaggregation threshold.

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below ($ in millions):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Medical claims liability	$178	$217
Nondeductible liabilities	81	111
Net operating loss and tax credit carryforwards	70	71
Compensation accruals	93	113
Premium and trade receivables	72	94
Operating lease liability	231	269
Unrealized gain/loss	153	179
Software development costs	246	193
Other	92	92
Deferred tax assets	1,216	1,339
Valuation allowance	(77)	(82)
Net deferred tax assets	$1,139	$1,257

Deferred tax liabilities:
Goodwill and intangible assets	$1,518	$1,603
Fixed assets	135	127
Right-of-use asset	88	98
Other	82	70
Deferred tax liabilities	1,823	1,898
Net deferred tax liabilities	$(684)	$(641)

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal and state net operating loss, federal and state capital loss and tax credit carryforwards.

Federal net operating loss and credit carryforwards of $11 million expire beginning in 2025 through 2042. State net operating loss and tax credit carryforwards of $42 million expire beginning in 2025 through 2043, while the remaining $16 million have indefinite carryforward periods.

The Company maintains a reserve for uncertain tax positions that may be challenged by a tax authority. A rollforward of the beginning and ending amount of uncertain tax positions, exclusive of related interest and penalties, is as follows ($ in millions):

	Year Ended December 31,
	2024	2023
Gross unrecognized tax benefits, January 1	$439	$410
Gross increases:
Current year tax positions	16	19
Prior year tax positions	31	29
Gross decreases:
Settlements (1)	(133)	(2)
Prior year tax positions	(6)	(10)
Statute of limitation lapses	(7)	(7)
Gross unrecognized tax benefits, December 31	$340	$439

(1)	Primarily reflects the resolution of an item that had no net impact on the Consolidated Statement of Operations.

As of December 31, 2024, $213 million of unrecognized tax benefits would impact the Company's effective tax rate in future periods, if recognized.

The table above excludes interest and penalties, net of related tax benefits, which are treated as income tax expense (benefit) under the Company's accounting policy. The Company recognized net interest expense and penalties related to uncertain positions of $13 million and $18 million for the years ended December 31, 2024 and 2023, respectively. The Company had $98 million and $84 million of accrued interest and penalties for uncertain tax positions as of December 31, 2024 and 2023, respectively.

The Company files federal tax returns as well as returns for numerous state tax jurisdictions and is engaged in multiple audit proceedings for its state filings. Generally, no further state audit activity is expected for years prior to 2015. As of December 31, 2024, the Company is not under federal examination.

15. Stock Incentive Plans

The Company's stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. However, an immaterial amount of options were granted, exercised or outstanding in 2024. The plans have 10 million shares available for future awards.

Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to three years for restricted stock or restricted stock unit awards. Vesting is accelerated by one year for individuals who qualify under the Company's retirement eligible provisions. Certain restricted stock unit awards contain performance-based or market-based provisions as well as service-based provisions. The fair value of restricted stock and restricted stock units with only service-based or performance-based provisions is determined using the previous day's market close price at the time of grant. The fair value of restricted stock units with market-based provisions is determined using a Monte Carlo simulation model. The fair value of stock options is determined based on the Black-Scholes option-pricing model. Forfeitures for all stock awards are recognized as they occur. The total compensation cost that has been charged against income for the stock incentive plans was $212 million, $216 million and $234 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total income tax benefit recognized in the Statements of Operations for stock-based compensation arrangements was $26 million, $101 million and $48 million for the years ended December 31, 2024, 2023 and 2022, respectively.

A summary of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2024, and changes during the year ended December 31, 2024, is presented below (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance, December 31, 2023	7,462	$68.96
Granted	3,741	76.84
Vested	(4,196)	69.42
Forfeited	(655)	70.88
Non-vested balance, December 31, 2024	6,352	$73.10

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2024, 2023 and 2022, was $317 million, $185 million and $298 million, respectively.

As of December 31, 2024, there was $223 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 1.9 years.

The Company maintains an employee stock purchase plan and issued 572 thousand shares, 607 thousand shares and 449 thousand shares in 2024, 2023 and 2022, respectively.

16. Retirement Plan

Centene has a defined contribution plan which covers substantially all team members who are at least 21 years of age. Under the plan, eligible team members may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee's contribution. Company expense related to matching contributions to the plan was $136 million, $131 million and $133 million during the years ended December 31, 2024, 2023 and 2022, respectively.

17. Contingencies

The Company is routinely subjected to legal and regulatory proceedings in the normal course of business. These matters can include, without limitation:

•periodic compliance and other reviews and investigations by various federal and state regulatory agencies with respect to requirements applicable to the Company's business, which could result in litigation, including, without limitation, those related to payment of out-of-network claims, compliance with CMS Medicare and Marketplace regulations, including risk adjustment and broker compensation, compliance with the False Claims Act, the calculation of minimum MLR and rebates related thereto, submissions to state agencies related to payments or state false claims acts, pre-authorization penalties, timely review of grievances and appeals, timely and accurate payment of claims, provider directory accuracy, cybersecurity issues, including those related to the Company's or the Company's third-party vendors' information systems, and the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and other federal and state fraud, waste and abuse laws;
•litigation arising out of regulatory proceedings and general business activities, such as tax matters, disputes related to healthcare benefits coverage or reimbursement, putative securities class actions, and medical malpractice, privacy, real estate, intellectual property, vendor disputes and employment-related claims; and
•disputes regarding reinsurance arrangements, claims arising out of the acquisition or divestiture of various assets, class actions, and claims relating to the performance of contractual and non-contractual obligations to providers, members, employer groups, third-party vendors and others, including, but not limited to, the alleged failure to properly pay claims and challenges to the manner in which the Company processes claims, claims related to network adequacy, provider directory accuracy and claims alleging that the Company has engaged in unfair business practices.

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

18. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Year Ended December 31,
	2024	2023	2022

Earnings attributable to Centene Corporation	$3,305	$2,702	$1,202

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	521,790	543,319	575,191
Common stock equivalents (as determined by applying the treasury stock method)	1,954	2,385	6,849
Weighted average number of common shares and potential dilutive common shares outstanding	523,744	545,704	582,040

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$6.33	$4.97	$2.09
Diluted earnings per common share	$6.31	$4.95	$2.07

The calculation of diluted earnings per common share for 2024, 2023 and 2022 excludes the impact of 278 thousand shares, 376 thousand shares and 187 thousand shares, respectively, related to anti-dilutive stock options and restricted stock units.

19. Segment Information

The Company operates in four segments: (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. The Medicaid, Medicare and Commercial segments primarily represent the government-sponsored or subsidized programs under which the Company offers managed healthcare services. The Other segment includes the Company's pharmacy operations, Envolve Benefit Options' vision and dental services, clinical healthcare, behavioral health, international operations and corporate management company, among others. The Company's international businesses, Operose Health and Circle Health, which were included in the Other segment, were divested in December 2023 and January 2024, respectively.

Factors used in determining the reportable business segments include the nature of operating activities, the existence of separate senior management teams and the type of information presented to the Company's chief operating decision-maker (CODM) to evaluate all results of operations. The Company's CODM is its Chief Executive Officer. The Company's CODM focuses primarily on each segment's ability to generate sufficient revenues and manage expenses associated with health benefits and cost of services (including estimated costs incurred). As such, the CODM measures operating performance at the segment level based on gross margin, including evaluation of budget to actual variances, to determine the allocation of financial and capital resources for each segment. The Company does not report total assets by segment since this is not a metric used by the Company's CODM to allocate resources or evaluate segment performance.

Segment information for the year ended December 31, 2024, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$83,758	$23,032	$33,699	$1,814	$142,303
Service	93	—	3	3,106	3,202
Premium and service revenues	83,851	23,032	33,702	4,920	145,505
Premium tax	17,566	—	—	—	17,566
Total external revenues	101,417	23,032	33,702	4,920	163,071
Internal revenues	—	—	—	16,879	16,879
Eliminations	—	—	—	(16,879)	(16,879)
Total revenues	$101,417	$23,032	$33,702	$4,920	$163,071

Medical costs	$77,516	$20,437	$26,039	$1,715	$125,707
Cost of services	89	—	—	2,640	2,729
Other operating expenses (1)					31,460
Other income (expense) (2)					1,082
Earnings before income tax expense					$4,257

Segment gross margin (3)	$6,246	$2,595	$7,663	$565	$17,069

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the year ended December 31, 2023, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$86,853	$22,261	$24,843	$1,679	$135,636
Service	2	—	2	4,455	4,459
Premium and service revenues	86,855	22,261	24,845	6,134	140,095
Premium tax	13,904	—	—	—	13,904
Total external revenues	100,759	22,261	24,845	6,134	153,999
Internal revenues	—	—	—	16,735	16,735
Eliminations	—	—	—	(16,735)	(16,735)
Total revenues	$100,759	$22,261	$24,845	$6,134	$153,999

Medical costs	$78,210	$19,394	$19,816	$1,474	$118,894
Cost of services	4	—	—	3,560	3,564
Other operating expenses (1)					28,611
Other income (expense) (2)					668
Earnings before income tax expense					$3,598

Segment gross margin (3)	$8,641	$2,867	$5,029	$1,100	$17,637

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the year ended December 31, 2022, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$84,084	$22,484	$17,377	$3,186	$127,131
Service	(1)	—	3	8,346	8,348
Premium and service revenues	84,083	22,484	17,380	11,532	135,479
Premium tax	9,068	—	—	—	9,068
Total external revenues	93,151	22,484	17,380	11,532	144,547
Internal revenues	—	—	—	25,191	25,191
Eliminations	—	—	—	(25,191)	(25,191)
Total revenues	$93,151	$22,484	$17,380	$11,532	$144,547

Medical costs	$75,298	$19,372	$14,092	$2,767	$111,529
Cost of services	—	—	—	7,032	7,032
Other operating expenses (1)					24,668
Other income (expense) (2)					644
Earnings before income tax expense					$1,962

Segment gross margin (3)	$8,785	$3,112	$3,288	$1,733	$16,918

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

20. Condensed Financial Information of Registrant

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In millions, except shares in thousands and per share data in dollars)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$7	$7
Other current assets	9	7
Total current assets	16	14
Long-term investments	206	264
Investment in subsidiaries	45,148	43,853
Other long-term assets	85	186
Total assets	$45,455	$44,317
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Current liabilities	$243	$417
Current portion of long-term debt	110	110
Total current liabilities	353	527
Long-term debt	18,423	17,708
Other long-term liabilities	169	126
Total liabilities	18,945	18,361
Commitments and contingencies
Redeemable noncontrolling interest	10	19
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 620,195 issued and 495,907 outstanding at December 31, 2024, and 615,291 issued and 534,484 outstanding at December 31, 2023	1	1
Additional paid-in capital	20,562	20,304
Accumulated other comprehensive (loss)	(504)	(652)
Retained earnings	15,348	12,043
Treasury stock, at cost (124,288 and 80,807 shares, respectively)	(8,997)	(5,856)
Total Centene stockholders' equity	26,410	25,840
Nonredeemable noncontrolling interest	90	97
Total stockholders' equity	26,500	25,937
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$45,455	$44,317

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In millions, except per share data in dollars)

	Year Ended December 31,
	2024	2023	2022
Expenses:
Selling, general and administrative expenses	$13	$14	$21
Legal settlement	—	—	33
Other income (expense):
Investment and other income	(34)	(47)	55
Gain (loss) on divestiture	(34)	108	13
Debt extinguishment	—	—	14
Interest expense	(700)	(710)	(643)
(Loss) before income taxes	(781)	(663)	(615)
Income tax (benefit)	(76)	(118)	(208)
Net (loss) before equity in subsidiaries	(705)	(545)	(407)
Equity in earnings from subsidiaries	3,999	3,244	1,609
Net earnings	3,294	2,699	1,202
Loss attributable to noncontrolling interests	11	3	—
Net earnings attributable to Centene Corporation	$3,305	$2,702	$1,202

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$6.33	$4.97	$2.09
Diluted earnings per common share	$6.31	$4.95	$2.07

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Dividends from subsidiaries, return on investment	$1,797	$2,823	$1,706
Payments for legal settlement	(263)	(326)	(282)
Other operating activities, net	(422)	(334)	(450)
Net cash provided by operating activities	1,112	2,163	974
Cash flows from investing activities:
Capital contributions to subsidiaries	(730)	(443)	(880)
Purchases of investments	(2)	(202)	(2)
Dividends from subsidiaries, return of investment	321	85	10
Investments in acquisitions	—	—	(2,431)
Proceeds from divestitures	—	325	—
Intercompany activities	1,693	(357)	5,785
Other investing activities, net	—	—	3
Net cash (used in) provided by investing activities	1,282	(592)	2,485
Cash flows from financing activities:
Proceeds from common stock issuances	46	44	70
Proceeds from long-term debt	1,300	2,305	75
Payments and repurchases of long-term debt	(610)	(2,290)	(491)
Common stock repurchases	(3,124)	(1,633)	(3,096)
Payments for debt extinguishment	—	—	(14)
Other financing activities, net	(6)	(2)	—
Net cash used in financing activities	(2,394)	(1,576)	(3,456)
Net increase (decrease) in cash and cash equivalents	—	(5)	3
Cash and cash equivalents, beginning of period	7	12	9
Cash and cash equivalents, end of period	$7	$7	$12

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2024. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Centene Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Centene Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

St. Louis, Missouri
February 18, 2025

Item 9B. Other Information

(a) None.

(b) During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2025 annual meeting of stockholders under "Proposal One: Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

(b) Information about our Executive Officers

Pursuant to General Instruction G(3) to Form 10-K and the Instruction to Item 401 of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."

Information concerning our executive officers' compliance with Section 16(a) of the Exchange Act will appear in our Proxy Statement for our 2025 annual meeting of stockholders under "Delinquent Section 16(a) Reports," if applicable.

(c) Corporate Governance

Information concerning certain corporate governance matters, including information concerning our audit committee financial expert and identification of our Audit and Compliance Committee, and our code of ethics will appear in our Proxy Statement for our 2025 annual meeting of stockholders under "Corporate Governance." These portions of our Proxy Statement are incorporated herein by reference.

(d) Insider Trading Policies and Procedures

The Company has adopted the Policy on Inside Information and Insider Trading attached as Exhibit 19.1 hereto, which governs the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees, and by the Company itself, and is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE listing standards.

Item 11. Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2025 Annual Meeting of Stockholders under "Executive Compensation." Information concerning Compensation and Talent Committee interlocks and insider participation will appear in the Proxy Statement for our 2025 Annual Meeting of Stockholders under "Compensation & Talent Committee Interlocks and Insider Participation." These portions of the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2025 annual meeting of stockholders under "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information." These portions of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence, certain relationships and related transactions will appear in our Proxy Statement for our 2025 annual meeting of stockholders under "Corporate Governance," "Independence of Directors" and "Related Party Transactions." These portions of our Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, St. Louis, MO. The Auditor Firm ID is 185.

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2025 annual meeting of stockholders under "Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm." This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Financial Statements and Schedules

The following documents are filed under Item 8 of this report:

1.    Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Earnings (Loss) for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements

2.    Financial Statement Schedules:

None.

3.    The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

EXHIBIT INDEX

				INCORPORATED BY REFERENCE
EXHIBIT NUMBER		DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
3.1		Amended and Restated Certificate of Incorporation of Centene Corporation, dated September 27, 2022		8-K	September 30, 2022	3.1

3.2		Amended and Restated By-laws of Centene Corporation, dated December 8, 2023		8-K	December 13, 2023	3.1

4.1		Description of Securities of the Company		S-3ASR	February 21, 2024

4.2		Indenture, dated as of December 6, 2019, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 4.25% Senior Notes due 2027 (including the Form of Global Note attached thereto)		8-K	December 6, 2019	4.2

4.3		Indenture, dated as of December 6, 2019, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 4.625% Senior Notes due 2029 (including the Form of Global Note attached thereto)		8-K	December 6, 2019	4.3

4.4		Indenture, dated as of February 13, 2020, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 3.375% Senior Notes due 2030 (including the Form of Global Note attached thereto)		8-K	February 13, 2020	4.1

4.5		Base Indenture, dated as of October 7, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	October 7, 2020	4.1

4.6		First Supplemental Indenture, dated as of October 7, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	October 7, 2020	4.2

4.7		Second Supplemental Indenture, dated as of February 17, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	February 17, 2021	4.2

4.8		Third Supplemental Indenture, dated as of July 1, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	July 1, 2021	4.2

4.9		Fourth Supplemental Indenture, dated as of August 12, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	August 12, 2021	4.4

10.1	*	2002 Employee Stock Purchase Plan, As Amended and Restated		10-Q	July 23, 2019	10.1

10.2	*	Amendment No.1 to the 2002 Employee Stock Purchase Plan, As Amended and Restated		S-8	May 22, 2020	4.2

10.3	*	Centene Corporation 2012 Stock Incentive Plan, as amended		8-K	April 30, 2021	10.1

10.4	*	Amended and Restated Non-Employee Directors Deferred Stock Compensation Plan		10-Q	July 26, 2024	10.1

10.5	*	Amended and Restated Voluntary Nonqualified Deferred Compensation Plan		10-K	February 20, 2024	10.5

10.6	*	Centene Corporation 2007 Long-Term Incentive Plan, as Amended		10-K	February 22, 2021	10.6

10.7	*	Centene Corporation Short-Term Executive Compensation Plan		10-K	February 22, 2011	10.12

10.8	*	Executive Severance and Change in Control Plan		10-Q	October 25, 2024	10.1

10.9	*	Form of Non-Employee Director Compensation Policy	X

10.10	*	Form of Non-Employee Director Restricted Stock Unit Agreement #1		10-Q	July 26, 2024	10.2

10.11	*	Form of Non-statutory Stock Option Agreement (Employees) #1		10-K	February 22, 2021	10.11

10.12	*	Form of Non-statutory Stock Option Agreement (Employees) #2		10-K	February 22, 2022	10.12

10.13	*	Form of Non-statutory Stock Option Agreement (Directors)		10-K	February 21, 2023	10.13

10.14	*	Form of Restricted Stock Agreement (Directors) #1		10-K	February 21, 2023	10.14

10.15	*	Form of Restricted Stock Agreement (Directors) #2		10-Q	July 28, 2023	10.1

10.16	*	Form of Restricted Stock Unit Agreement #1		10-Q	April 26, 2024	10.1

10.17	*	Form of Restricted Stock Unit Agreement #2		8-K	December 21, 2020	10.1

10.18	*	Form of Restricted Stock Unit Agreement #3		10-Q	April 25, 2023	10.1

10.19	*	Form of Restricted Stock Unit Agreement #4		10-Q	April 25, 2023	10.2

10.20	*	Form of Performance Based Restricted Stock Unit Agreement #1		10-Q	April 26, 2024	10.2

10.21	*	Form of Performance Based Restricted Stock Unit Agreement #2		8-K	December 21, 2020	10.2

10.22	*	Form of Performance Based Restricted Stock Unit Agreement #3		10-Q	April 25, 2023	10.3

10.23	*	Form of Long-Term Incentive Plan Agreement		8-K	December 21, 2020	10.3

10.24		Fourth Amended and Restated Credit Agreement, dated as of August 16, 2021, among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other parties thereto		8-K	August 18, 2021	1.1

10.24a		First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of May 31, 2023, by and among Centene Corporation, the several banks and other financial institutions party thereto, and Wells Fargo Bank, National Association, as the administrative agent.		8-K	June 6, 2023	10.1

10.25	*	Executive Employment Agreement between Centene Corporation and Sarah M. London, dated April 27, 2022		10-Q	July 26, 2022	10.1

10.25a	*	Amendment of Executive Employment Agreement between Centene Corporation and Sarah M. London, dated February 20, 2023		10-K	February 21, 2023	10.22a

10.26	*	Executive Employment Agreement between Centene Corporation and Andrew Asher, dated April 28, 2022		10-Q	July 26, 2022	10.3

10.26a	*	Amendment of Executive Employment Agreement between Centene Corporation and Andrew Asher, dated February 20, 2023		10-K	February 21, 2023	10.23a

10.27	*	Executive Employment Agreement between Centene Corporation and Kenneth Fasola, dated February 20, 2023		10-K	February 21, 2023	10.24

10.28	*	Executive Employment Agreement between Centene Corporation and James E. Murray, dated February 20, 2023		10-K	February 21, 2023	10.25

10.29	*	Transition Services Agreement between Centene Corporation and Kenneth Burdick, dated February 21, 2020		10-K	February 22, 2021	10.25

10.30	*	Executive Officer Cash Severance Policy		10-K	February 21, 2023	10.31

10.31	*	Executive Restricted Covenant Agreement		10-K	February 20, 2024	10.31

19.1		Policy on Inside Information and Insider Trading	X

21		List of subsidiaries	X

23
Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-8 (File Numbers 333-261993, 333-255735, 333-238597, 333-236036, 333-217634, 333-210376, 333-197737, 333-180976, and 333-90976) and Form S-3 (File Number 333-277218)
X

31.1		Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	X

31.2		Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	X

32.1	#	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)	X

32.2	#	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)	X

97	*	Centene Corporation Clawback Policy		10-K	February 20, 2024	97

101
The following materials from the Centene Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Earnings (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.
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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 18, 2025.

CENTENE CORPORATION

By:	/s/ SARAH M. LONDON
Sarah M. London Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 18, 2025.

Signature	Title

/s/ Sarah M. London	Chief Executive Officer (principal executive officer)
Sarah M. London

/s/ Andrew L. Asher	Executive Vice President, Chief Financial Officer (principal financial officer)
Andrew L. Asher

/s/ Katie N. Casso	Senior Vice President, Finance, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Katie N. Casso

/s/ Jessica L. Blume	Director
Jessica L. Blume

/s/ Kenneth A. Burdick	Director
Kenneth A. Burdick

/s/ Christopher J. Coughlin	Director
Christopher J. Coughlin

/s/ H. James Dallas	Director
H. James Dallas

/s/ Wayne S. DeVeydt	Director
Wayne S. DeVeydt

/s/ Fred H. Eppinger	Director
Fred H. Eppinger

/s/ Monte E. Ford	Director
Monte E. Ford

/s/ Thomas R. Greco	Director
Thomas R. Greco

/s/ Lori J. Robinson	Director
Lori J. Robinson

/s/ Theodore R. Samuels	Director
Theodore R. Samuels