Form 10-Q
period 2025-03-31
CENTENE CORP
filed 2025-04-25
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 23, 2025, the registrant had 497,603 thousand shares of common stock outstanding.

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
•unanticipated increased healthcare costs, including due to inflation and tariffs;
•changes in macroeconomic conditions, including inflation, interest rates and volatility in the financial markets;
•the effect of social, economic, and political conditions, geopolitical events and state and U.S. policies, including the amount and terms of state and federal funding for government-sponsored healthcare programs, including as a result of changes in U.S. presidential administrations or Congress;
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
•negative public perception of the Company and the managed care industry;
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

The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended March 31,
	2025	2024

GAAP net earnings attributable to Centene	$1,311	$1,163
Amortization of acquired intangible assets	173	173
Acquisition and divestiture related expenses	—	61
Other adjustments (1)	3	(99)
Income tax effects of adjustments (2)	(42)	(81)
Adjusted net earnings	$1,445	$1,217

GAAP diluted earnings per share (EPS) attributable to Centene	$2.63	$2.16
Amortization of acquired intangible assets	0.35	0.32
Acquisition and divestiture related expenses	—	0.11
Other adjustments (1)	0.01	(0.18)
Income tax effects of adjustments (2)	(0.09)	(0.15)
Adjusted diluted EPS	$2.90	$2.26
(1) Other adjustments include the following pre-tax items:
2025:
(a) A reduction to the previously reported gain on the sale of Magellan Rx of $10 million or $0.02 per share ($0.02 after-tax) and a net gain on real estate transactions of $7 million, or $0.01 per share ($0.01 after-tax).

2024:
(a) Net gain on the previously reported divestiture of Magellan Specialty Health due to the achievement of contingent consideration and finalization of working capital adjustments of $81 million, or $0.15 per share ($0.11 after-tax), net gain on the sale of property of $24 million, or $0.04 per share ($0.03 after-tax), Health Net Federal Services asset impairment due to the 2024 final ruling on the TRICARE Managed Care Support Contract of $14 million, or $0.03 per share ($0.02 after-tax), gain on the previously reported divestiture of Circle Health Group of $10 million, or $0.02 per share ($0.10 after-tax), severance costs due to a restructuring of $9 million, or $0.01 per share ($0.01 after-tax) and gain on the previously reported divestiture of HealthSmart due to the finalization of working capital adjustments of $7 million, or $0.01 per share ($0.01 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment.

	Three Months Ended March 31,
	2025	2024

GAAP selling, general and administrative expenses	$3,353	$3,218
Less:
Acquisition and divestiture related expenses	—	61
Restructuring costs	—	9
Adjusted selling, general and administrative expenses	$3,353	$3,148

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,815	$14,063
Premium and trade receivables	22,436	19,713
Short-term investments	2,472	2,622
Other current assets	1,565	1,601
Total current assets	41,288	37,999
Long-term investments	18,268	17,429
Restricted deposits	1,409	1,390
Property, software and equipment, net	2,044	2,067
Goodwill	17,558	17,558
Intangible assets, net	5,236	5,409
Other long-term assets	1,241	593
Total assets	$87,044	$82,445
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liability	$19,911	$18,308
Accounts payable and accrued expenses	13,948	13,174
Return of premium payable	2,403	2,008
Unearned revenue	869	661
Current portion of long-term debt	12	110
Total current liabilities	37,143	34,261
Long-term debt	18,308	18,423
Deferred tax liability	708	684
Other long-term liabilities	2,866	2,567
Total liabilities	59,025	55,935
Commitments and contingencies
Redeemable noncontrolling interests	12	10
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 622,511 issued and 497,518 outstanding at March 31, 2025, and 620,195 issued and 495,907 outstanding at December 31, 2024	1	1
Additional paid-in capital	20,631	20,562
Accumulated other comprehensive (loss)	(337)	(504)
Retained earnings	16,659	15,348
Treasury stock, at cost (124,993 and 124,288 shares, respectively)	(9,038)	(8,997)
Total Centene stockholders' equity	27,916	26,410
Nonredeemable noncontrolling interest	91	90
Total stockholders' equity	28,007	26,500
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$87,044	$82,445
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Premium	$41,712	$35,529
Service	777	808
Premium and service revenues	42,489	36,337
Premium tax	4,131	4,070
Total revenues	46,620	40,407
Expenses:
Medical costs	36,503	30,932
Cost of services	698	669
Selling, general and administrative expenses	3,353	3,218
Depreciation expense	142	135
Amortization of acquired intangible assets	173	173
Premium tax expense	4,217	4,161
Impairment	—	13
Total operating expenses	45,086	39,301
Earnings from operations	1,534	1,106
Other income (expense):
Investment and other income	382	545
Interest expense	(170)	(178)
Earnings before income tax	1,746	1,473
Income tax expense	432	315
Net earnings	1,314	1,158
(Earnings) loss attributable to noncontrolling interests	(3)	5
Net earnings attributable to Centene Corporation	$1,311	$1,163

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$2.64	$2.17
Diluted earnings per common share	$2.63	$2.16

Weighted average number of common shares outstanding:
Basic	496,214	535,109
Diluted	498,180	538,060

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions, unaudited)

	Three Months Ended March 31,
	2025	2024
Net earnings	$1,314	$1,158
Change in unrealized gain (loss) on investments	216	(81)
Change in unrealized gain (loss) on investments, tax effect	(50)	15
Change in unrealized gain (loss) on investments, net of tax	166	(66)
Reclassification adjustment, net of tax	1	88
Other comprehensive earnings	167	22
Comprehensive earnings	1,481	1,180
Comprehensive (earnings) loss attributable to noncontrolling interests	(3)	5
Comprehensive earnings attributable to Centene Corporation	$1,478	$1,185

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

Three Months Ended March 31, 2025

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2024	620,195	$1	$20,562	$(504)	$15,348	124,288	$(8,997)	$90	$26,500
Comprehensive Earnings:
Net earnings	—	—	—	—	1,311	—	—	1	1,312
Other comprehensive earnings, net of $50 tax	—	—	—	167	—	—	—	—	167
Common stock issued for employee benefit plans	2,316	—	10	—	—	—	—	—	10
Common stock repurchases	—	—	—	—	—	705	(41)	—	(41)
Stock compensation expense	—	—	59	—	—	—	—	—	59
Balance, March 31, 2025	622,511	$1	$20,631	$(337)	$16,659	124,993	$(9,038)	$91	$28,007

Three Months Ended March 31, 2024

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2023	615,291	$1	$20,304	$(652)	$12,043	80,807	$(5,856)	$97	$25,937
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	1,163	—	—	(4)	1,159
Other comprehensive earnings, net of $(12) tax	—	—	—	22	—	—	—	—	22
Common stock issued for employee benefit plans	3,882	—	14	—	—	—	—	—	14
Common stock repurchases	—	—	—	—	—	1,983	(151)	—	(151)
Stock compensation expense	—	—	70	—	—	—	—	—	70
Divestiture of non-controlling interest	—	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2024	619,173	$1	$20,388	$(630)	$13,206	82,790	$(6,007)	$90	$27,048

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$1,314	$1,158
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	314	308
Stock compensation expense	59	70
Impairment	—	13
Deferred income taxes	(27)	104
(Gain) loss on divestitures, net	10	(98)
Other adjustments, net	5	(2)
Changes in assets and liabilities
Premium and trade receivables	(2,684)	(1,211)
Other assets	(669)	(474)
Medical claims liabilities	1,603	108
Unearned revenue	208	(34)
Accounts payable and accrued expenses	563	(1,411)
Other long-term liabilities	814	1,013
Net cash provided by (used in) operating activities	1,510	(456)
Cash flows from investing activities:
Capital expenditures	(135)	(151)
Purchases of investments	(1,630)	(1,317)
Sales and maturities of investments	1,236	1,441
Divestiture proceeds, net of divested cash	—	879
Net cash (used in) provided by investing activities	(529)	852
Cash flows from financing activities:
Proceeds from long-term debt	750	350
Payments and repurchases of long-term debt	(958)	(187)
Common stock repurchases	(41)	(151)
Proceeds from common stock issuances	10	14
Other financing activities, net	(11)	(3)
Net cash (used in) provided by financing activities	(250)	23
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	6
Net increase in cash, cash equivalents and restricted cash and cash equivalents	731	425
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	14,156	17,452
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$14,887	$17,877
Supplemental disclosures of cash flow information:
Interest paid	$129	$155
Income taxes paid, net	$7	$13

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	March 31,
	2025	2024
Cash and cash equivalents	$14,815	$17,585
Restricted cash and cash equivalents, included in restricted deposits	72	292
Total cash, cash equivalents and restricted cash and cash equivalents	$14,887	$17,877

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Operations

Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the December 31, 2024 audited financial statements have been omitted from these interim financial statements, where appropriate. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2024 amounts in the consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2025 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

Recent Accounting Guidance Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03 - Income Statement - Reporting Comprehensive Income: Disaggregation of Income Statement Expenses which expands disclosures about specific expense categories presented on the face of the Statement of Operations. The new standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the effect of the new disclosure requirements.

2. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	March 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$571	$3	$(2)	$572	$593	$2	$(4)	$591
Corporate securities	11,350	82	(275)	11,157	10,820	47	(360)	10,507
Restricted certificates of deposit	4	—	—	4	4	—	—	4
Restricted cash equivalents	72	—	—	72	93	—	—	93
Short-term time deposits	193	—	—	193	425	—	—	425
Municipal securities	4,187	14	(125)	4,076	4,174	7	(151)	4,030
Asset-backed securities	1,955	18	(15)	1,958	1,820	13	(21)	1,812
Residential mortgage-backed securities	1,841	7	(99)	1,749	1,807	1	(129)	1,679
Commercial mortgage-backed securities	1,330	6	(50)	1,286	1,298	3	(62)	1,239
Equity securities	13	—	—	13	14	—	—	14
Private equity investments	878	—	—	878	851	—	—	851
Life insurance contracts	191	—	—	191	196	—	—	196
Total	$22,585	$130	$(566)	$22,149	$22,095	$73	$(727)	$21,441

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. Private equity investments include direct investments in private equity securities as well as private equity funds. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with a focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of March 31, 2025, 99% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At March 31, 2025, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $183 million and $178 million at March 31, 2025 and December 31, 2024, respectively, and is included in other current assets in the Consolidated Balance Sheets.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 3 years at March 31, 2025.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	March 31, 2025				December 31, 2024
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$83	$(2)	$99	$(1)	$60	$(3)	$144
Corporate securities	(17)	1,783	(258)	4,443	(41)	2,621	(319)	4,782
Municipal securities	(9)	790	(116)	2,075	(16)	1,217	(135)	2,073
Asset-backed securities	(1)	258	(14)	286	(4)	301	(17)	331
Residential mortgage-backed securities	(6)	426	(93)	729	(18)	786	(111)	738
Commercial mortgage-backed securities	(2)	248	(48)	624	(4)	210	(58)	666
Total	$(35)	$3,588	$(531)	$8,256	$(84)	$5,195	$(643)	$8,734

As of March 31, 2025, the gross unrealized losses were generated from 4,683 positions out of a total of 6,741 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	March 31, 2025				December 31, 2024
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,249	$2,231	$463	$463	$2,383	$2,365	$477	$475
One year through five years	8,132	7,958	594	578	7,799	7,563	610	593
Five years through ten years	4,413	4,324	284	281	4,343	4,172	301	291
Greater than ten years	155	152	87	87	165	160	31	31
Asset-backed securities	5,126	4,993	—	—	4,925	4,730	—	—
Total	$20,075	$19,658	$1,428	$1,409	$19,615	$18,990	$1,419	$1,390

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

The following table summarizes fair value measurements by level at March 31, 2025, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$14,815	$—	$—	$14,815
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$66	$—	$—	$66
Corporate securities	—	11,155	—	11,155
Municipal securities	—	3,251	—	3,251
Short-term time deposits	—	193	—	193
Asset-backed securities	—	1,958	—	1,958
Residential mortgage-backed securities	—	1,749	—	1,749
Commercial mortgage-backed securities	—	1,286	—	1,286
Equity securities	12	1	—	13
Total investments	$78	$19,593	$—	$19,671
Restricted deposits:
Cash and cash equivalents	$72	$—	$—	$72
U.S. Treasury securities and obligations of U.S. government corporations and agencies	506	—	—	506
Corporate securities	—	2	—	2
Certificates of deposit	—	4	—	4
Municipal securities	—	825	—	825
Total restricted deposits	$578	$831	$—	$1,409
Total assets at fair value	$15,471	$20,424	$—	$35,895

The following table summarizes fair value measurements by level at December 31, 2024, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$14,063	$—	$—	$14,063
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58	$—	$—	$58
Corporate securities	—	10,505	—	10,505
Municipal securities	—	3,272	—	3,272
Short-term time deposits	—	425	—	425
Asset-backed securities	—	1,812	—	1,812
Residential mortgage-backed securities	—	1,679	—	1,679
Commercial mortgage-backed securities	—	1,239	—	1,239
Equity securities	13	1	—	14
Total investments	$71	$18,933	$—	$19,004
Restricted deposits:
Cash and cash equivalents	$93	$—	$—	$93
U.S. Treasury securities and obligations of U.S. government corporations and agencies	533	—	—	533
Corporate securities	—	2	—	2
Certificates of deposit	—	4	—	4
Municipal securities	—	758	—	758
Total restricted deposits	$626	$764	$—	$1,390
Total assets at fair value	$14,760	$19,697	$—	$34,457

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $1,069 million and $1,047 million as of March 31, 2025 and December 31, 2024, respectively.

4. Medical Claims Liability

The following table summarizes the change in medical claims liability for the three months ended March 31, 2025 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2025	$10,299	$3,358	$4,463	$188	$18,308
Less: Reinsurance recoverable	18	—	47	—	65
Balance, January 1, 2025, net	10,281	3,358	4,416	188	18,243
Incurred related to:
Current year	21,419	7,553	7,972	514	37,458
Prior years	(576)	(176)	(365)	(16)	(1,133)
Total incurred	20,843	7,377	7,607	498	36,325
Paid related to:
Current year	12,996	5,243	4,731	359	23,329
Prior years	6,849	1,923	2,648	150	11,570
Total paid	19,845	7,166	7,379	509	34,899
Plus: Premium deficiency reserve	—	178	—	—	178
Balance, March 31, 2025, net	11,279	3,747	4,644	177	19,847
Plus: Reinsurance recoverable	18	—	46	—	64
Balance, March 31, 2025	$11,297	$3,747	$4,690	$177	$19,911

The following table summarizes the change in medical claims liability for the three months ended March 31, 2024 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2024	$10,814	$3,612	$3,460	$114	$18,000
Less: Reinsurance recoverable	5	—	44	—	49
Balance, January 1, 2024, net	10,809	3,612	3,416	114	17,951
Incurred related to:
Current year	20,179	5,495	5,884	373	31,931
Prior years	(684)	(156)	(204)	(5)	(1,049)
Total incurred	19,495	5,339	5,680	368	30,882
Paid related to:
Current year	12,823	3,266	3,339	258	19,686
Prior years	6,993	2,050	1,973	108	11,124
Total paid	19,816	5,316	5,312	366	30,810
Plus: Premium deficiency reserve	—	50	—	—	50
Balance, March 31, 2024, net	10,488	3,685	3,784	116	18,073
Plus: Reinsurance recoverable	4	—	32	—	36
Balance, March 31, 2024	$10,492	$3,685	$3,816	$116	$18,109

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of development within "Incurred related to: Prior years," the Company recorded $34 million and $54 million as a reduction to premium revenue in the three months ended March 31, 2025 and 2024, respectively, for minimum medical loss ratio (MLR) and other return of premium programs.

Incurred but not reported (IBNR) plus expected development on reported claims as of March 31, 2025 was $13,389 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

The Company reviews actual and anticipated experience compared to the assumptions used to establish medical costs. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing and measuring the profitability of such contracts and expected investment income is excluded. In December 2024, the Company recorded a premium deficiency reserve of $92 million related to the 2025 Medicare Advantage contract year. In the first quarter of 2025, the premium deficiency reserve was increased to $270 million due to the intra-year flow of seasonality, including anticipated impacts of the Inflation Reduction Act to the Part D benefit within the Company's Medicare Advantage business. In December 2023, the Company recorded a premium deficiency reserve of $250 million related to the 2024 Medicare Advantage contract year, which was increased to $300 million in the first quarter of 2024 due to the intra-year flow of seasonality.

5. Affordable Care Act

The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual MLR and cost sharing reductions.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	March 31, 2025	December 31, 2024
Risk adjustment receivable	$2,088	$1,434
Risk adjustment payable	(2,263)	(1,605)
Minimum medical loss ratio	(821)	(688)
Cost sharing reduction receivable	18	305
Cost sharing reduction payable	(79)	(74)

6. Debt

Debt consists of the following ($ in millions):

	March 31, 2025	December 31, 2024
$2,500 million 4.25% Senior Notes due December 15, 2027	$2,398	$2,398
$2,300 million 2.45% Senior Notes due July 15, 2028	2,302	2,302
$3,500 million 4.625% Senior Notes due December 15, 2029	3,277	3,277
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes due March 1, 2031	2,200	2,200
$1,300 million 2.625% Senior Notes due August 1, 2031	1,300	1,300
Total senior notes	15,677	15,677
Term Loan Facility	2,000	2,006
Revolving Credit Agreement	750	950
Debt issuance costs	(107)	(100)
Total debt	18,320	18,533
Less: current portion	(12)	(110)
Long-term debt	$18,308	$18,423

Revolving Credit Facility and Term Loan Credit Facility

On March 5, 2025, the Company entered into a new Credit Agreement (New Credit Agreement) and terminated all outstanding commitments and repaid all outstanding obligations under the Fourth Amended and Restated Credit Agreement, dated as of August 16, 2021 (as amended).

The New Credit Agreement provides for (i) a revolving credit facility in the principal amount of $4,000 million (the Revolving Credit Facility) and (ii) a term loan facility in the principal amount of $2,000 million (the Term Loan Facility). The maturity date for the New Credit Agreement is March 5, 2030. Loans under the Revolving Credit Facility may be denominated in U.S. dollars, Euros, Sterling, Swiss Francs, Yen, Australian dollars and Canadian dollars and each other currency which has been approved under the terms of the New Credit Agreement.

Borrowings under the New Credit Agreement will bear interest at a fluctuating rate per annum equal to a benchmark rate applicable to the currency composing such borrowing plus an applicable margin. The applicable margin is in each case based on the rating of Centene's corporate debt obligations by S&P and Moody's.

The Company is subject to a financial covenant under the New Credit Agreement, tested quarterly, whereby the debt-to-capital ratio may not exceed 0.60 to 1.00, with a step-up, upon the Company's election, following the consummation of a material acquisition, to 0.65 to 1.00 during certain specified periods.

7. Stockholders' Equity

The Company's Board of Directors has authorized a stock repurchase program of the Company's common stock from time to time on the open market or through privately negotiated transactions. The Company is authorized to repurchase up to $10,000 million, inclusive of past authorizations. As of March 31, 2025, the Company had a remaining amount of $2,230 million available under the stock repurchase program.

The following represents the Company's share repurchase activity ($ in millions, shares in thousands):

	Three Months Ended March 31,
	2025		2024
	Shares	Cost	Shares	Cost
Share buybacks	—	$—	681	$51
Income tax withholding	705	41	1,302	100
Total share repurchases	705	$41	1,983	$151

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

8. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended March 31,
	2025	2024

Earnings attributable to Centene Corporation	$1,311	$1,163

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	496,214	535,109
Common stock equivalents (as determined by applying the treasury stock method)	1,966	2,951
Weighted average number of common shares and potential dilutive common shares outstanding	498,180	538,060

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$2.64	$2.17
Diluted earnings per common share	$2.63	$2.16

The calculation of diluted earnings per common share for the three months ended March 31, 2025 and 2024 excludes 2,380 thousand shares and 684 thousand shares, respectively, related to anti-dilutive stock options, restricted stock and restricted stock units.

9. Segment Information

The Company operates in four segments: (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. The Medicaid, Medicare and Commercial segments primarily represent the government-sponsored or subsidized programs under which the Company offers managed healthcare services. The Other segment includes the Company's pharmacy operations, vision and dental services, clinical healthcare, behavioral health, and corporate management company, among others.

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

Segment information for the three months ended March 31, 2025, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$22,275	$8,759	$10,148	$530	$41,712
Service	24	—	1	752	777
Premium and service revenues	22,299	8,759	10,149	1,282	42,489
Premium tax	4,131	—	—	—	4,131
Total external revenues	26,430	8,759	10,149	1,282	46,620
Internal revenues	—	—	—	4,164	4,164
Eliminations	—	—	—	(4,164)	(4,164)
Total revenues	$26,430	$8,759	$10,149	$1,282	$46,620

Medical costs	$20,843	$7,555	$7,607	$498	$36,503
Cost of services	24	—	—	674	698
Other operating expenses (1)					7,885
Other income (expense) (2)					212
Earnings before income tax expense					$1,746

Segment gross margin (3)	$1,432	$1,204	$2,542	$110	$5,288

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the three months ended March 31, 2024, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$21,438	$5,935	$7,750	$406	$35,529
Service	22	—	1	785	808
Premium and service revenues	21,460	5,935	7,751	1,191	36,337
Premium tax	4,070	—	—	—	4,070
Total external revenues	25,530	5,935	7,751	1,191	40,407
Internal revenues	—	—	—	4,080	4,080
Eliminations	—	—	—	(4,080)	(4,080)
Total revenues	$25,530	$5,935	$7,751	$1,191	$40,407

Medical costs	$19,495	$5,389	$5,680	$368	$30,932
Cost of services	21	—	—	648	669
Other operating expenses (1)					7,700
Other income (expense) (2)					367
Earnings before income tax expense					$1,473

Segment gross margin (3)	$1,944	$546	$2,071	$175	$4,736

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

10. Contingencies

The Company is routinely subjected to legal and regulatory proceedings in the normal course of business. These matters can include, without limitation:

•periodic compliance and other reviews and investigations by various federal and state regulatory agencies with respect to requirements applicable to the Company's business, including, without limitation, those related to payment of out-of-network claims, compliance with the Centers for Medicare and Medicaid Services Medicare and Marketplace regulations, including risk adjustment and broker compensation, compliance with the False Claims Act, the calculation of minimum MLR and rebates related thereto, submissions to state agencies related to payments or state false claims acts, pre-authorization penalties, timely review of grievances and appeals, timely and accurate payment of claims, provider directory accuracy, cybersecurity issues, including those related to the Company's or the Company's third-party vendors' information systems, and the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and other federal and state fraud, waste and abuse laws;
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

The IRA significantly changes Medicare Prescription Drug Plans (PDPs) in 2025, most notably by eliminating the coverage gap and capping members' annual out-of-pocket costs at $2,000 in order to provide more predictable and affordable prescription drug coverage for Medicare beneficiaries. The IRA changes effective for 2025 result in a meaningful shift in cost-sharing responsibilities between members, drug companies, Centers for Medicare and Medicaid Services (CMS), and PDPs and have resulted in a significant increase in our premiums in consideration for our PDPs' responsibility for a larger portion of total Part D benefit costs. To help mitigate significant premium impacts and address these changes, CMS introduced the Medicare Part D Premium Stabilization Demonstration program. This program began in calendar year 2025 and was intended by CMS to exist for three years. The parameters of the program are expected to be different each year. CMS believes the demonstration will provide plans greater flexibility to manage costs and assist in stabilizing beneficiary premiums. We continue to advocate for policies that promote cost-effective, high-quality care for our PDP enrolled members.

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

In addition, the CMS calendar year 2025 Medicare and Part D policy rule and finalized regulations will require beneficiaries dually enrolled in Medicare and a Medicaid Managed Care Plan to receive integrated care through the Medicaid company's Medicare Advantage Dual Eligible Special Needs Plans (D-SNPs) beginning in 2030, with certain restrictions beginning in 2027. However, some states have already moved or are planning to exclusively align dual-eligible enrollment under an aligned D-SNP before this timeframe. We believe we are well positioned given our overlapping Medicaid and Medicare Advantage footprints and are committed to navigating evolving regulations.

We also closely monitor state legislation across our markets and are advocating for coverage expansions for Medicaid populations, postpartum (now in effect for 48 states, the District of Columbia and the U.S. Virgin Islands), foster care children, among others, as well as mitigating adverse legislation addressing pharmacy, prior authorization and other issues. The Consolidated Appropriations Act, 2023 outlined key coverage expansion provisions, which went into effect in January 2024, requiring states to provide 12 months of continuous coverage for children under Medicaid and the Children's Health Insurance Program (CHIP).

We have four decades of experience, spanning seven presidents from both sides of the aisle, in delivering high-quality healthcare services on behalf of states and the federal government to under-insured and uninsured families and commercial organizations. This expertise has allowed us to deliver cost-effective services to our government partners and our members. With trends in the personalization of healthcare technology, we continue the use of data and analytics to improve the provider and member experience. We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers, providers and shareholders.

First Quarter 2025 Highlights

Our financial performance for the first quarter of 2025 is summarized as follows:

•Managed care membership of 27.9 million, a decrease of 479 thousand members, or (2)% year-over-year.

•Total revenues of $46.6 billion, representing 15% growth year-over-year.

•Premium and service revenues of $42.5 billion, representing 17% growth year-over-year.

•HBR of 87.5%, compared to 87.1% for the first quarter of 2024.

•SG&A expense ratio of 7.9%, compared to 8.9% for the first quarter of 2024.

•Adjusted SG&A expense ratio of 7.9%, compared to 8.7% for the first quarter of 2024.

•Operating cash flows provided cash of $1.5 billion in the first quarter of 2025.

•Diluted earnings per share (EPS) of $2.63, compared to $2.16 for the first quarter of 2024.

•Adjusted diluted EPS of $2.90, compared to $2.26 for the first quarter of 2024.

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

	Three Months Ended March 31,
	2025	2024
GAAP diluted EPS attributable to Centene	$2.63	$2.16
Amortization of acquired intangible assets	0.35	0.32
Acquisition and divestiture related expenses	—	0.11
Other adjustments (1)	0.01	(0.18)
Income tax effects of adjustments (2)	(0.09)	(0.15)
Adjusted diluted EPS	$2.90	$2.26
(1) Other adjustments include the following pre-tax items:
2025:
(a) A reduction to the previously reported gain on the sale of Magellan Rx of $10 million or $0.02 per share ($0.02 after-tax) and net gain on real estate transactions of $7 million, or $0.01 per share ($0.01 after-tax).

2024:
(a) Net gain on the previously reported divestiture of Magellan Specialty Health due to the achievement of contingent consideration and finalization of working capital adjustments of $81 million, or $0.15 per share ($0.11 after-tax), net gain on the sale of property of $24 million, or $0.04 per share ($0.03 after-tax), Health Net Federal Services asset impairment due to the 2024 final ruling on the TRICARE Managed Care Support Contract of $14 million, or $0.03 per share ($0.02 after-tax), gain on the previously reported divestiture of Circle Health Group (Circle Health) of $10 million, or $0.02 per share ($0.10 after-tax), severance costs due to a restructuring of $9 million, or $0.01 per share ($0.01 after-tax) and gain on the previously reported divestiture of HealthSmart due to the finalization of working capital adjustments of $7 million, or $0.01 per share ($0.01 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment.

Current and Future Operating Drivers

The following items contributed to our results of operations as compared to the previous year:

Medicaid

•In February 2025, our subsidiary, Sunshine Health, commenced the expanded Statewide Medicaid Managed Care program, including integrated Managed Medical Assistance, Long-Term Care services, Serious Mental Illness, Child Welfare and HIV specialty products. The contract has a six-year term.

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

Medicare

•Given our strong bid positioning, PDP membership increased 22% year-over-year. Additionally, the IRA changes effective for 2025 result in a meaningful shift in cost-sharing responsibilities between members, drug companies, CMS, and PDPs and have led to a significant increase in our premiums in consideration for our PDPs responsibility for a larger portion of total Part D benefit costs. These changes also result in a change to the quarterly progression of the Medicare segment HBR.

•In 2025, Wellcare is offering Medicare Advantage plans in 32 states, including its newest state, Iowa. Wellcare discontinued offering Medicare Advantage products in Alabama, Massachusetts, New Hampshire, New Mexico, Rhode Island and Vermont in 2025. Consistent with our strategic positioning and bid strategy, Medicare Advantage membership declined 9% year-over-year.

Commercial

•In 2025, our Health Insurance Marketplace product, Ambetter Health, expanded its geographic footprint, adding 60 new counties across 10 states, which includes expansion into Iowa. Additionally, Marketplace membership increased 29% year-over-year due to the expanded footprint, strong product positioning and open enrollment results, as well as overall market growth.

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

We expect the following items to impact our future results of operations, subject to the resolution of various third-party protests within the Medicaid segment:

Medicaid

•In April 2025, our subsidiary, SilverSummit Healthplan, Inc., was selected by the Nevada Department of Health and Human Services to continue to provide services for its Medicaid managed care program. For the first time the program will include expansion of Medicaid Managed Care into rural and frontier service areas, communities that were previously fee-for-service. Subject to state approval, the contract is expected to begin in January 2026 and has a five-year term, with the option of a two-year extension, for a total of seven possible contract years.

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

Medicare

•In March 2025, our subsidiary, Meridian Health Plan of Illinois, Inc., was selected by the Illinois Department of Healthcare and Family Services to continue providing Medicare and Medicaid services for dually eligible Illinoisans through a Fully Integrated Dual Eligible Special Needs Plan (FIDE SNP). The contract is expected to begin in January 2026 and has a four-year term, with optional extensions of six months to five and a half years.

•In November 2024, our subsidiary, Buckeye Health Plan, was selected by the Ohio Department of Medicaid to continue providing Medicare and Medicaid services for dually eligible individuals through a FIDE SNP. The three-year contract is expected to commence in January 2026.

•In October 2024, our subsidiary, Meridian Health Plan of Michigan, Inc., was selected by the MDHHS to provide highly integrated Medicare and Medicaid services for dually eligible Michiganders through a Highly Integrated Dual Eligible Special Needs Plan. The plan is expected to launch on January 1, 2026 and has a seven-year term, with three optional one-year extensions, for a total of 10 possible contract years.

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

In addition, we are in the process of protesting the results of Medicaid procurement awards in Georgia and Texas. If these protests are not successful, our future results of operations would be impacted.

MEMBERSHIP

From March 31, 2024 to March 31, 2025, our managed care membership decreased by 479 thousand, or (2)%. The following table sets forth our membership by line of business:

	March 31, 2025	December 31, 2024	March 31, 2024
Traditional Medicaid (1)	11,369,400	11,408,100	11,750,000
High Acuity Medicaid (2)	1,589,400	1,595,400	1,547,600
Total Medicaid	12,958,800	13,003,500	13,297,600
Individual Marketplace	5,626,000	4,382,100	4,348,800
Commercial Group and Individual (3)	448,200	431,400	422,700
Total Commercial	6,074,200	4,813,500	4,771,500
Medicare (4)	1,043,200	1,110,900	1,146,800
Medicare PDP	7,867,800	6,925,700	6,438,900
Total at-risk membership	27,944,000	25,853,600	25,654,800
TRICARE eligibles	—	2,747,000	2,768,000
Total	27,944,000	28,600,600	28,422,800

(1)	Membership includes Temporary Assistance for Needy Families (TANF), Medicaid Expansion, Children's Health Insurance Program (CHIP), Foster Care, and Behavioral Health.
(2)	Membership includes Aged, Blind, or Disabled (ABD), Intellectual and Developmental Disabilities (IDD), Long-Term Services and Supports (LTSS) and Medicare-Medicaid Plans (MMP) Duals.
(3)	Membership includes Commercial Group, Individual Coverage Health Reimbursement Arrangement (ICHRA) and Other Off-Exchange Individual.
(4)	Membership includes Medicare Advantage and Medicare Supplement.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three months ended March 31, 2025 and 2024, prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Summarized comparative financial data for the three months ended March 31, 2025 and 2024 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended March 31,
	2025	2024	% Change
Premium	$41,712	$35,529	17%
Service	777	808	(4)%
Premium and service revenues	42,489	36,337	17%
Premium tax	4,131	4,070	1%
Total revenues	46,620	40,407	15%
Medical costs	36,503	30,932	18%
Cost of services	698	669	4%
Selling, general and administrative expenses	3,353	3,218	4%
Depreciation expense	142	135	5%
Amortization of acquired intangible assets	173	173	0%
Premium tax expense	4,217	4,161	1%
Impairment	—	13	n.m.
Earnings from operations	1,534	1,106	39%
Investment and other income	382	545	(30)%
Interest expense	(170)	(178)	(4)%
Earnings before income tax	1,746	1,473	19%
Income tax expense	432	315	37%
Net earnings	1,314	1,158	13%
(Earnings) loss attributable to noncontrolling interests	(3)	5	(160)%
Net earnings attributable to Centene Corporation	$1,311	$1,163	13%

Diluted earnings per common share attributable to Centene Corporation	$2.63	$2.16	22%

n.m.: not meaningful

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Total Revenues

Total revenues increased 15% in the three months ended March 31, 2025, over the corresponding period in 2024, primarily driven by premium and membership growth in the PDP business along with strong product positioning and overall market growth in the Marketplace business.

Operating Expenses

Medical Costs/HBR

The HBR for the three months ended March 31, 2025, was 87.5%, compared to 87.1% in the same period in 2024. The increase was primarily driven by a higher Medicaid HBR due to influenza-and-like illnesses. Further, the Medicaid HBR in the first quarter of 2024 was not meaningfully impacted by the redetermination-related acuity pressure, which escalated in the second quarter of 2024. The increase in HBR was partially offset by a decrease in Medicare due to program changes in the Part D business as a result of the IRA compared to the first quarter of 2024 and the resulting change in the quarterly progression of the Medicare segment HBR.

Cost of Services

Cost of services increased by $29 million in the three months ended March 31, 2025, compared to the corresponding period in 2024. The cost of service ratio for the three months ended March 31, 2025, was 89.8%, compared to 82.8% in the same period in 2024.

Selling, General & Administrative Expenses

The SG&A expense ratio was 7.9% for the first quarter of 2025, compared to 8.9% in the first quarter of 2024. The adjusted SG&A expense ratio was 7.9% for the first quarter of 2025, compared to 8.7% in the first quarter of 2024. The decreases were primarily driven by continued leveraging of expenses over higher revenues and growth in the PDP business. The decreases were partially offset by growth in the Marketplace business, which operates at a meaningfully higher SG&A expense ratio as compared to the overall company. The SG&A expense ratio in the first quarter of 2024 was also impacted by acquisition and divestitures related expenses and severance costs due to a restructuring.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended March 31, ($ in millions):

	2025	2024
Investment and other income	$382	$545
Interest expense	(170)	(178)
Other income (expense), net	$212	$367

Investment and other income. Investment and other income decreased by $163 million in the three months ended March 31, 2025, compared to the corresponding period in 2024. The three months ended March 31, 2024 included net gains on divestitures. The decrease was also driven by lower interest rates and lower average investment balances during the quarter.

Interest expense. Interest expense decreased by $8 million in the three months ended March 31, 2025, compared to the corresponding period in 2024.

Income Tax Expense

For the three months ended March 31, 2025, we recorded income tax expense of $432 million on pre-tax earnings of $1.7 billion, or an effective tax rate of 24.7%. For the first quarter of 2025, our effective tax rate on adjusted earnings was 24.7%.

For the three months ended March 31, 2024, we recorded an income tax expense of $315 million on pre-tax earnings of $1.5 billion, or an effective tax rate of 21.4%. The effective tax rate for the first quarter of 2024 reflects the tax effects of the Circle Health divestiture. For the first quarter of 2024, our effective tax rate on adjusted earnings was 24.6%.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended March 31, ($ in millions):

	2025	2024	% Change
Total Revenues
Medicaid	$26,430	$25,530	4%
Medicare	8,759	5,935	48%
Commercial	10,149	7,751	31%
Other	1,282	1,191	8%
Consolidated total	$46,620	$40,407	15%
Gross Margin (1)
Medicaid	$1,432	$1,944	(26)%
Medicare	1,204	546	121%
Commercial	2,542	2,071	23%
Other	110	175	(37)%
Consolidated total	$5,288	$4,736	12%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Medicaid

Total revenues increased 4% in the three months ended March 31, 2025, compared to the corresponding period in 2024. Gross margin decreased $512 million in the three months ended March 31, 2025, compared to the corresponding period in 2024. The increase in total revenues was primarily driven by rate increases, partially offset by lower membership primarily due to redeterminations. Gross margin decreased due to higher costs associated with influenza-and-like illnesses coupled with higher acuity post-redeterminations as we continue to work with our state partners to fully match rates to the changes in acuity. Gross margin in the first quarter of 2024 was not meaningfully impacted by the redetermination-related acuity pressure, which escalated in the second quarter of 2024.

Medicare

Total revenues increased 48% in the three months ended March 31, 2025, compared to the corresponding period in 2024 primarily driven by increased PDP premium and membership, partially offset by lower Medicare Advantage membership. Gross margin increased $658 million in the three months ended March 31, 2025, compared to the corresponding period in 2024, primarily driven by premium and membership growth in the PDP business, including changes from the IRA impacting the quarterly progression of medical costs.

Commercial

Total revenues increased 31% in the three months ended March 31, 2025, compared to the corresponding period in 2024. Gross margin increased $471 million in the three months ended March 31, 2025, compared to the corresponding period in 2024. Increases were primarily driven by 29% membership growth in the Marketplace business.

Other

Total revenues increased 8% in the three months ended March 31, 2025, compared to the corresponding period in 2024, primarily driven by the behavioral health business. Gross margin decreased $65 million in the three months ended March 31, 2025, compared to the corresponding period in 2024 driven by the Circle Health divestiture in the first quarter of 2024 along with the expiration of the TRICARE Managed Care Support Contract in December 2024.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$1,510	$(456)
Net cash (used in) provided by investing activities	(529)	852
Net cash (used in) provided by financing activities	(250)	23
Effect of exchange rate changes on cash and cash equivalents	—	6
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$731	$425

Cash Flows Provided by (Used in) Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our Revolving Credit Facility. Operating activities provided cash of $1.5 billion in the three months ended March 31, 2025, compared to using cash of $456 million in the comparable period in 2024.

Cash flows provided by operations in 2025 were primarily driven by net earnings and an increase in medical claims liabilities, partially offset by a delay in premium payments from one of our state partners subsequently received in April 2025. Cash flows used in operations in 2024 were driven by net earnings, more than offset by timing of experience rebate payments, a delay in premium payments from one of our state partners subsequently received in April 2024 and pharmacy remittance timing as we transitioned to the new third-party PBM, which commenced in January 2024.

Cash Flows (Used in) Provided by Investing Activities

Investing activities used cash of $529 million in the three months ended March 31, 2025, compared to providing cash of $852 million in the comparable period in 2024. Cash flows used in investing activities in the first quarter of 2025 were driven primarily by net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures. Cash flows provided by investing activities in the first quarter of 2024 primarily consisted of divestiture proceeds.

We spent $135 million and $151 million in the three months ended March 31, 2025 and 2024, respectively, on capital expenditures, the majority of which was driven by system enhancements and computer hardware.

As of March 31, 2025, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.5 years. At March 31, 2025, we had unregulated cash and investments of $1.0 billion, including $198 million of cash and cash equivalents and $844 million of investments. Unregulated cash and investments at December 31, 2024 was $1.1 billion, including $248 million of cash and cash equivalents and $823 million of investments.

Cash Flows (Used in) Provided by Financing Activities

Financing activities used cash of $250 million in the three months ended March 31, 2025, compared to providing cash of $23 million in the comparable period in 2024. Financing activities in 2025 were driven by net decreases in debt of $219 million and stock repurchases of $41 million, which related to income tax withholding upon the vesting of previously awarded stock grants.

Financing activities in 2024 were driven by net increases in debt of $163 million, partially offset by stock repurchases of $151 million.

Liquidity Metrics

We have a stock repurchase program authorizing us to repurchase common stock from time to time on the open market or through privately negotiated transactions. In 2023, the Company's Board of Directors authorized up to a cumulative total of $10.0 billion of repurchases under the program.

We have $2.2 billion remaining under the program for repurchases as of March 31, 2025. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. Refer to Note 7. Stockholders' Equity for further information on stock repurchases.

As of March 31, 2025, we had an aggregate principal amount of $15.7 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain restrictive covenants. As of March 31, 2025, we were in compliance with all covenants.

As part of our capital allocation strategy, we may decide to repurchase debt or raise capital through the issuance of debt in the form of senior notes. In 2022, the Company's Board of Directors also authorized a $1.0 billion senior note debt repurchase program. No repurchases were made during the quarter ended March 31, 2025. As of March 31, 2025, there was $700 million available under the senior note debt repurchase program.

The credit agreement underlying our Revolving Credit Facility, in the principal amount of $4.0 billion, and Term Loan Facility, in the principal amount of $2.0 billion, contains customary covenants as well as financial covenants including a debt-to-capital ratio. Our maximum debt-to-capital ratio under the credit agreement may not exceed 0.60 to 1.00. As of March 31, 2025, we had $750 million of borrowing outstanding under our Revolving Credit Facility, $2.0 billion of borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of March 31, 2025, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-capital ratio.

We had outstanding letters of credit of $141 million as of March 31, 2025, which were not part of our Revolving Credit Facility. The letters of credit bore weighted interest of 0.7% as of March 31, 2025. In addition, we had outstanding surety bonds of $806 million as of March 31, 2025.

At March 31, 2025, our debt-to-capital ratio, defined as total debt divided by the sum of total debt and total equity, was 39.5%, compared to 41.2% at December 31, 2024. The debt-to-capital ratio decrease was primarily driven by net earnings, which increased total stockholders' equity. We utilize the debt-to-capital ratio as a measure, among others, of our leverage and financial flexibility.

At March 31, 2025, we had working capital, defined as current assets less current liabilities, of $4.1 billion, compared to $3.7 billion at December 31, 2024. We manage our short-term and long-term investments aiming to ensure a sufficient portion of the portfolio is highly liquid and can be sold to fund short-term requirements as needed.

2025 Expectations

During the remainder of 2025, we expect to receive net dividends from our insurance subsidiaries of approximately $2.2 billion and spend approximately $615 million in additional capital expenditures.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our Revolving Credit Facility will be sufficient to finance our general operations and capital expenditures for at least 12 months from the date of this filing. While we are currently in a strong liquidity position and believe we have adequate access to capital, we may elect to increase borrowings on our Revolving Credit Facility, which matures in March 2030. Additionally, our senior notes mature between December 2027 and August 2031. From time to time, we may elect to raise additional funds for working capital and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing or redemption opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the three months ended March 31, 2025, we received dividends of $251 million from and made $520 million of capital contributions to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate risk-based capital (RBC) level as of December 31, 2024, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We intend to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2025.

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

The NAIC has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of March 31, 2025, each of our health plans was in compliance with the RBC requirements enacted in those states.

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

CRITICAL ACCOUNTING ESTIMATES

Please see "Critical Accounting Estimates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2024 Annual Report on Form 10-K for a description of our Critical Accounting Estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of March 31, 2025, we had short-term investments of $2.5 billion and long-term investments of $19.7 billion, including restricted deposits of $1.4 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government-sponsored obligations, life insurance contracts, asset-backed securities, and equity securities, and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states' requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2025, the fair value of our fixed income investments would decrease by approximately $706 million.

For a discussion of the interest rate risk that our investments are subject to, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Part 1, Item 1A, "Risk Factors – Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity."

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 10. Contingencies to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors.

Other than the risk factor listed below, there have been no material changes to the risk factors disclosed in our 2024 Annual Report on Form 10-K.

The imposition of tariffs by the U.S. government and any retaliatory tariffs imposed in response could have a material adverse effect on our results of operations, financial condition and cash flows.

The imposition of tariffs by the U.S. government and any retaliatory tariffs imposed in response is uncertain, including in the amount, applicability and duration of such tariffs. Such tariffs could increase the costs of healthcare, including pharmaceutical drugs, medical devices and other healthcare supplies and equipment. Given the uncertain nature of the impact of tariffs on our costs, we may not be able to accurately predict the effect of these increases in medical expenses. Our revenue from government-sponsored health programs are most often priced annually, which may limit our ability to adjust for any tariff-related impacts timely. Any significant variation from our expectations regarding healthcare costs, including due to tariffs or other assumptions utilized in setting adequate premium rates, could have a material adverse effect on our results of operations, financial condition and cash flows.

Furthermore, disruptions in the supply of products for any of our specialty pharmacies due to tariffs could affect our ability to process and dispense prescriptions in a timely manner, which could materially and adversely affect our results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2005, the Company's Board of Directors announced a stock repurchase program, which was most recently increased in December 2023. The Company is authorized to repurchase up to $10.0 billion, inclusive of past authorizations, of which $2.2 billion remains as of March 31, 2025.

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

Issuer Purchases of Equity Securities First Quarter 2025 (Shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions) (2)
January 1, 2025 - January 31, 2025	14	$62.70	—	$2,230
February 1, 2025 - February 28, 2025	57	64.65	—	2,230
March 1, 2025 - March 31, 2025	634	58.19	—	2,230
Total	705	$58.80	—	$2,230

(1)	Represents 705 thousand shares relinquished to the Company by certain employees for payment of taxes.
(2)	A remaining amount of $2.2 billion is available under the stock repurchase program as of March 31, 2025.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT NUMBER		DESCRIPTION

10.1	*	Form of Restricted Stock Unit Agreement #1

10.2	*	Form of Performance Based Restricted Stock Unit Agreement #1

10.3	*	Performance Based Restricted Stock Unit Agreement for Andrew Asher

19.1		Policy on Inside Information and Insider Trading

31.1		Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	#	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104		Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

* Indicates a management contract or compensatory plan or arrangement.
# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 25, 2025.

CENTENE CORPORATION

By:	/s/ SARAH M. LONDON
Chief Executive Officer (principal executive officer)

By:	/s/ ANDREW L. ASHER
Executive Vice President, Chief Financial Officer (principal financial officer)

By:	/s/ KATIE N. CASSO
Senior Vice President, Finance, Corporate Controller and Chief Accounting Officer (principal accounting officer)