Form 10-Q
period 2025-09-30
CENTENE CORP
filed 2025-10-29
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 27, 2025, the registrant had 491,518 thousand shares of common stock outstanding.

CENTENE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. Without limiting the foregoing, forward-looking statements often use words such as "believe," "anticipate," "plan," "expect," "estimate," "predict," "intend," "seek," "target," "goal," "potential," "may," "will," "would," "could," "should," "can," "continue," and other similar words or expressions (and the negative thereof). Centene Corporation and its subsidiaries (Centene, the Company, our or we) intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. In particular, these statements include, without limitation, statements about our expected future operating or financial performance, changes in laws and regulations, market opportunity, expectations concerning pricing actions, competition, expected contract start dates and terms, expected activities in connection with completed and future acquisitions and dispositions, our investments, and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Part II, Item 1. "Legal Proceedings," and Part II, Item 1A. "Risk Factors."

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
i

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

The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

GAAP net earnings (loss) attributable to Centene	$(6,631)	$713	$(5,573)	$3,022
Amortization of acquired intangible assets	170	173	516	519
Acquisition and divestiture related expenses	—	8	1	75
Other adjustments (1)	6,754	—	6,815	(97)
Income tax effects of adjustments (2)	(48)	(45)	(148)	(171)
Adjusted net earnings	$245	$849	$1,611	$3,348

GAAP diluted earnings (loss) per share attributable to Centene	$(13.50)	$1.36	$(11.29)	$5.69
Amortization of acquired intangible assets	0.35	0.33	1.05	0.98
Acquisition and divestiture related expenses	—	0.02	—	0.14
Other adjustments (1)	13.75	—	13.81	(0.18)
Income tax effects of adjustments (2)	(0.10)	(0.09)	(0.30)	(0.32)
Effect of basic to diluted shares (3)	—	—	(0.01)	—
Adjusted diluted earnings per share (EPS)	$0.50	$1.62	$3.26	$6.31
(1) Other adjustments include the following pre-tax items:
2025:
(a) for the three months ended September 30, 2025: goodwill impairment of $6,723 million, or $13.69 per share ($13.67 after-tax), real estate impairment of $22 million, or $0.04 per share ($0.04 after-tax), and exit costs related to the wind-down of certain contracts in the Other segment of $9 million, or $0.02 per share ($0.02 after-tax).

(b) for the nine months ended September 30, 2025: goodwill impairment of $6,723 million, or $13.62 per share ($13.61 after-tax), intangible asset impairment related to the wind-down of certain contracts in the Other segment of $55 million, or $0.11 per share ($0.08 after-tax), a net loss on real estate transactions of $18 million, or $0.04 per share ($0.03 after-tax), a reduction to the previously reported gain on the sale of Magellan Rx of $10 million, or $0.02 per share ($0.02 after-tax), and exit costs related to the wind-down of certain contracts in the Other segment of $9 million, or $0.02 per share ($0.01 after-tax).

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

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. The three and nine months ended September 30, 2025, include a tax benefit of $4 million, or $0.01 per share, related to tax adjustments on previously reported divestitures and impacts of the One Big Beautiful Bill Act (OBBBA). The three and nine months ended September 30, 2024, include a tax benefit of $2 million, or $0.00 per share, related to tax adjustments on previously reported divestitures.

(3) Reflects the $0.00 and $0.01 impact of using 491,636 thousand and 494,763 thousand shares in the calculation of adjusted diluted EPS for the three and nine months ended September 30, 2025, respectively. The additional 495 thousand and 1,119 thousand shares for the three and nine months ended September 30, 2025, respectively, were excluded from the calculation of the GAAP net loss per share and related adjustments due to their anti-dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

GAAP selling, general and administrative expenses	$3,145	$3,057	$9,534	$9,169
Less:
Acquisition and divestiture related expenses	—	8	1	75
Restructuring costs	9	—	9	13
Real estate transaction costs	2	—	2	—
Adjusted selling, general and administrative expenses	$3,134	$3,049	$9,522	$9,081

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,058	$14,063
Premium and trade receivables	23,109	19,713
Short-term investments	2,179	2,622
Other current assets	1,716	1,601
Total current assets	44,062	37,999
Long-term investments	18,180	17,429
Restricted deposits	1,416	1,390
Property, software and equipment, net	2,161	2,067
Goodwill	10,835	17,558
Intangible assets, net	4,840	5,409
Other long-term assets	593	593
Total assets	$82,087	$82,445
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liability	$21,493	$18,308
Accounts payable and accrued expenses	16,875	13,174
Return of premium payable	1,568	2,008
Unearned revenue	656	661
Current portion of long-term debt	38	110
Total current liabilities	40,630	34,261
Long-term debt	17,545	18,423
Deferred tax liability	810	684
Other long-term liabilities	2,047	2,567
Total liabilities	61,032	55,935
Commitments and contingencies
Redeemable noncontrolling interests	23	10
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 623,120 issued and 491,414 outstanding at September 30, 2025, and 620,195 issued and 495,907 outstanding at December 31, 2024	1	1
Additional paid-in capital	20,713	20,562
Accumulated other comprehensive (loss)	(100)	(504)
Retained earnings	9,775	15,348
Treasury stock, at cost (131,706 and 124,288 shares, respectively)	(9,441)	(8,997)
Total Centene stockholders' equity	20,948	26,410
Nonredeemable noncontrolling interest	84	90
Total stockholders' equity	21,032	26,500
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$82,087	$82,445
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Premium	$44,126	$36,115	$127,578	$106,784
Service	772	784	2,276	2,425
Premium and service revenues	44,898	36,899	129,854	109,209
Premium tax	4,792	5,124	15,198	13,057
Total revenues	49,690	42,023	145,052	122,266
Expenses:
Medical costs	40,902	32,201	116,213	93,898
Cost of services	651	692	1,990	2,041
Selling, general and administrative expenses	3,145	3,057	9,534	9,169
Depreciation expense	147	140	430	408
Amortization of acquired intangible assets	170	173	516	519
Premium tax expense	4,886	5,095	15,449	13,218
Impairment	6,743	—	6,798	13
Total operating expenses	56,644	41,358	150,930	119,266
Earnings (loss) from operations	(6,954)	665	(5,878)	3,000
Other income (expense):
Investment and other income	450	432	1,203	1,440
Interest expense	(170)	(176)	(510)	(530)
Earnings (loss) before income tax	(6,674)	921	(5,185)	3,910
Income tax (benefit) expense	(42)	211	392	896
Net earnings (loss)	(6,632)	710	(5,577)	3,014
Loss attributable to noncontrolling interests	1	3	4	8
Net earnings (loss) attributable to Centene Corporation	$(6,631)	$713	$(5,573)	$3,022

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$(13.50)	$1.37	$(11.29)	$5.71
Diluted earnings (loss) per common share	$(13.50)	$1.36	$(11.29)	$5.69

Weighted average number of common shares outstanding:
Basic	491,141	521,965	493,644	528,912
Diluted	491,141	523,542	493,644	530,915

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net earnings (loss)	$(6,632)	$710	$(5,577)	$3,014
Change in unrealized gain on investments	172	549	524	442
Change in unrealized gain on investments, tax effect	(41)	(130)	(123)	(109)
Change in unrealized gain on investments, net of tax	131	419	401	333
Reclassification adjustment, net of tax	—	1	3	93
Other comprehensive earnings	131	420	404	426
Comprehensive earnings (loss)	(6,501)	1,130	(5,173)	3,440
Comprehensive loss attributable to noncontrolling interests	1	3	4	8
Comprehensive earnings (loss) attributable to Centene Corporation	$(6,500)	$1,133	$(5,169)	$3,448

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

Three and Nine Months Ended September 30, 2025

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2024	620,195	$1	$20,562	$(504)	$15,348	124,288	$(8,997)	$90	$26,500
Comprehensive Earnings:
Net earnings	—	—	—	—	1,311	—	—	1	1,312
Other comprehensive earnings, net of $50 tax	—	—	—	167	—	—	—	—	167
Common stock issued for employee benefit plans	2,316	—	10	—	—	—	—	—	10
Common stock repurchases	—	—	—	—	—	705	(41)	—	(41)
Stock compensation expense	—	—	59	—	—	—	—	—	59
Balance, March 31, 2025	622,511	$1	$20,631	$(337)	$16,659	124,993	$(9,038)	$91	$28,007
Comprehensive Earnings (Loss):
Net earnings (loss)	—	—	—	—	(253)	—	—	(5)	(258)
Other comprehensive earnings, net of $33 tax	—	—	—	106	—	—	—	—	106
Common stock issued for employee benefit plans	340	—	9	—	—	—	—	—	9
Common stock repurchases	(17)	—	(4)	—	—	6,713	(403)	—	(407)
Stock compensation expense	—	—	35	—	—	—	—	—	35
Balance, June 30, 2025	622,834	$1	$20,671	$(231)	$16,406	131,706	$(9,441)	$86	$27,492
Comprehensive Earnings (Loss):
Net earnings (loss)	—	—	—	—	(6,631)	—	—	(2)	(6,633)
Other comprehensive earnings, net of $40 tax	—	—	—	131	—	—	—	—	131
Common stock issued for employee benefit plans	297	—	10	—	—	—	—	—	10
Common stock repurchases	(11)	—	(1)	—	—	—	—	—	(1)
Stock compensation expense	—	—	52	—	—	—	—	—	52
Purchase of redeemable noncontrolling interests	—	—	(19)	—	—	—	—	—	(19)
Balance, September 30, 2025	623,120	$1	$20,713	$(100)	$9,775	131,706	$(9,441)	$84	$21,032

Three and Nine Months Ended September 30, 2024

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2023	615,291	$1	$20,304	$(652)	$12,043	80,807	$(5,856)	$97	$25,937
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	1,163	—	—	(4)	1,159
Other comprehensive earnings, net of $(12) tax	—	—	—	22	—	—	—	—	22
Common stock issued for employee benefit plans	3,882	—	14	—	—	—	—	—	14
Common stock repurchases	—	—	—	—	—	1,983	(151)	—	(151)
Stock compensation expense	—	—	70	—	—	—	—	—	70
Divestiture of non-controlling interest	—	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2024	619,173	$1	$20,388	$(630)	$13,206	82,790	$(6,007)	$90	$27,048
Comprehensive Earnings:
Net earnings	—	—	—	—	1,146	—	—	—	1,146
Other comprehensive loss, net of $(5) tax	—	—	—	(16)	—	—	—	—	(16)
Common stock issued for employee benefit plans	322	—	11	—	—	—	—	—	11
Common stock repurchases	—	—	—	—	—	10,704	(810)	—	(810)
Stock compensation expense	—	—	62	—	—	—	—	—	62
Balance, June 30, 2024	619,495	$1	$20,461	$(646)	$14,352	93,494	$(6,817)	$90	$27,441
Comprehensive Earnings:
Net earnings (loss)	—	—	—	—	713	—	—	(1)	712
Other comprehensive earnings, net of $131 tax	—	—	—	420	—	—	—	—	420
Common stock issued for employee benefit plans	450	—	12	—	—	—	—	—	12
Common stock repurchases	—	—	—	—	—	16,373	(1,238)	—	(1,238)
Stock compensation expense	—	—	49	—	—	—	—	—	49
Balance, September 30, 2024	619,945	$1	$20,522	$(226)	$15,065	109,867	$(8,055)	$89	$27,396

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net earnings (loss)	$(5,577)	$3,014
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	946	927
Stock compensation expense	146	181
Impairment	6,798	13
Deferred income taxes	13	14
(Gain) loss on divestitures, net	10	(103)
Changes in assets and liabilities
Premium and trade receivables	(3,338)	(2,737)
Other assets	(245)	78
Medical claims liabilities	3,176	(5)
Unearned revenue	(5)	(58)
Accounts payable and accrued expenses	2,681	(503)
Other long-term liabilities	38	(84)
Other operating activities, net	8	4
Net cash provided by operating activities	4,651	741
Cash flows from investing activities:
Capital expenditures	(554)	(490)
Purchases of investments	(3,765)	(5,770)
Sales and maturities of investments	4,131	4,147
Divestiture proceeds, net of divested cash	—	959
Net cash (used in) investing activities	(188)	(1,154)
Cash flows from financing activities:
Proceeds from long-term debt	750	350
Payments and repurchases of long-term debt	(1,708)	(594)
Common stock repurchases	(473)	(2,181)
Proceeds from common stock issuances	29	37
Purchase of noncontrolling interest	(19)	—
Other financing activities, net	(13)	(5)
Net cash (used in) financing activities	(1,434)	(2,393)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	7
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	3,029	(2,799)
Cash and cash equivalents reclassified (to) from held for sale	—	(3)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	14,156	17,452
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$17,185	$14,650
Supplemental disclosures of cash flow information:
Interest paid	$458	$495
Income taxes paid, net	$540	$821

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	September 30,
	2025	2024
Cash and cash equivalents	$17,058	$14,577
Restricted cash and cash equivalents, included in restricted deposits	127	73
Total cash, cash equivalents and restricted cash and cash equivalents	$17,185	$14,650

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

Recent Accounting Guidance Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03 – Income Statement – Reporting Comprehensive Income: Disaggregation of Income Statement Expenses which expands disclosures about specific expense categories presented on the face of the Statement of Operations. The new standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the effect of the new disclosure requirements.

In September 2025, the FASB issued ASU 2025-06 – Intangibles –Goodwill and Other – Internal-Use Software. The guidance modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs by removing stage-based and linear capitalization rules and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new standard is effective for fiscal years and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard.

2. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	September 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$522	$3	$(1)	$524	$593	$2	$(4)	$591
Corporate securities	11,230	172	(175)	11,227	10,820	47	(360)	10,507
Restricted certificates of deposit	1	—	—	1	4	—	—	4
Restricted cash equivalents	127	—	—	127	93	—	—	93
Short-term time deposits	19	—	—	19	425	—	—	425
Municipal securities	3,988	36	(81)	3,943	4,174	7	(151)	4,030
Asset-backed securities	1,807	23	(12)	1,818	1,820	13	(21)	1,812
Residential mortgage-backed securities	1,808	16	(79)	1,745	1,807	1	(129)	1,679
Commercial mortgage-backed securities	1,264	10	(37)	1,237	1,298	3	(62)	1,239
Equity securities	13	—	—	13	14	—	—	14
Private equity investments	908	—	—	908	851	—	—	851
Life insurance contracts	213	—	—	213	196	—	—	196
Total	$21,900	$260	$(385)	$21,775	$22,095	$73	$(727)	$21,441

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. Private equity investments include direct investments in private equity securities as well as private equity funds. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with a focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of September 30, 2025, 99% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At September 30, 2025, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $183 million and $178 million at September 30, 2025 and December 31, 2024, respectively, and is included in other current assets in the Consolidated Balance Sheets.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 3 years at September 30, 2025.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	September 30, 2025				December 31, 2024
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$36	$(1)	$58	$(1)	$60	$(3)	$144
Corporate securities	(2)	465	(173)	3,724	(41)	2,621	(319)	4,782
Municipal securities	(1)	231	(80)	1,740	(16)	1,217	(135)	2,073
Asset-backed securities	(2)	50	(10)	235	(4)	301	(17)	331
Residential mortgage-backed securities	(1)	148	(78)	720	(18)	786	(111)	738
Commercial mortgage-backed securities	—	85	(37)	545	(4)	210	(58)	666
Total	$(6)	$1,015	$(379)	$7,022	$(84)	$5,195	$(643)	$8,734

As of September 30, 2025, the gross unrealized losses were generated from 3,513 positions out of a total of 6,459 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	September 30, 2025				December 31, 2024
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,971	$1,958	$556	$556	$2,383	$2,365	$477	$475
One year through five years	8,023	7,956	517	507	7,799	7,563	610	593
Five years through ten years	4,339	4,380	310	315	4,343	4,172	301	291
Greater than ten years	133	131	38	38	165	160	31	31
Asset-backed securities	4,879	4,800	—	—	4,925	4,730	—	—
Total	$19,345	$19,225	$1,421	$1,416	$19,615	$18,990	$1,419	$1,390

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

The following table summarizes fair value measurements by level at September 30, 2025, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$17,058	$—	$—	$17,058
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$56	$—	$—	$56
Corporate securities	—	11,217	—	11,217
Municipal securities	—	3,133	—	3,133
Short-term time deposits	—	19	—	19
Asset-backed securities	—	1,818	—	1,818
Residential mortgage-backed securities	—	1,745	—	1,745
Commercial mortgage-backed securities	—	1,237	—	1,237
Equity securities	12	1	—	13
Total investments	$68	$19,170	$—	$19,238
Restricted deposits:
Cash and cash equivalents	$127	$—	$—	$127
U.S. Treasury securities and obligations of U.S. government corporations and agencies	468	—	—	468
Corporate securities	—	10	—	10
Certificates of deposit	—	1	—	1
Municipal securities	—	810	—	810
Total restricted deposits	$595	$821	$—	$1,416
Total assets at fair value	$17,721	$19,991	$—	$37,712

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

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $1,121 million and $1,047 million as of September 30, 2025 and December 31, 2024, respectively.

4. Goodwill and Intangible Assets

The passage of the One Big Beautiful Bill Act in July 2025 had various implications for the Company, including potential membership impacts to the Company's Medicaid reporting unit as well as the non-renewal of Marketplace enhanced Advance Premium Tax Credits. As a result of these market conditions along with the decline in the Company's stock price, the Company performed a quantitative impairment analysis during the third quarter to determine whether goodwill, intangibles or other assets were impaired.

The goodwill impairment analysis utilized a weighted discounted cash flow model and guideline public company market approach to measure the fair value of the Company's reporting units. As a result of the analysis, the Company recorded a $6,723 million impairment to goodwill.

The following table summarizes the changes in goodwill by operating segment ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, December 31, 2024	$10,198	$1,592	$5,424	$344	$17,558
Impairments	(6,186)	—	(212)	(325)	(6,723)
Balance, September 30, 2025	$4,012	$1,592	$5,212	$19	$10,835

5. Medical Claims Liability

The following table summarizes the change in medical claims liability for the nine months ended September 30, 2025 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2025	$10,299	$3,358	$4,463	$188	$18,308
Less: Reinsurance recoverable	18	—	47	—	65
Balance, January 1, 2025, net	10,281	3,358	4,416	188	18,243
Incurred related to:
Current year	64,181	25,306	27,111	1,597	118,195
Prior years	(1,143)	(501)	(504)	(24)	(2,172)
Total incurred	63,038	24,805	26,607	1,573	116,023
Paid related to:
Current year	53,764	21,544	22,201	1,426	98,935
Prior years	8,229	2,461	3,250	161	14,101
Total paid	61,993	24,005	25,451	1,587	113,036
Plus: Premium deficiency reserve	—	190	—	—	190
Balance, September 30, 2025, net	11,326	4,348	5,572	174	21,420
Plus: Reinsurance recoverable	17	—	56	—	73
Balance, September 30, 2025	$11,343	$4,348	$5,628	$174	$21,493

The following table summarizes the change in medical claims liability for the nine months ended September 30, 2024 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2024	$10,814	$3,612	$3,460	$114	$18,000
Less: Reinsurance recoverable	5	—	44	—	49
Balance, January 1, 2024, net	10,809	3,612	3,416	114	17,951
Incurred related to:
Current year	59,327	16,134	19,211	1,216	95,888
Prior years	(1,247)	(439)	(306)	7	(1,985)
Total incurred	58,080	15,695	18,905	1,223	93,903
Paid related to:
Current year	50,198	13,006	15,773	1,040	80,017
Prior years	8,543	2,713	2,523	120	13,899
Total paid	58,741	15,719	18,296	1,160	93,916
Plus: Premium deficiency reserve	—	(5)	—	—	(5)
Balance, September 30, 2024, net	10,148	3,583	4,025	177	17,933
Plus: Reinsurance recoverable	20	—	42	—	62
Balance, September 30, 2024	$10,168	$3,583	$4,067	$177	$17,995

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of development within "Incurred related to: Prior years," the Company recorded $86 million and $236 million as a reduction to premium revenue in the nine months ended September 30, 2025 and 2024, respectively, for minimum medical loss ratio (MLR) and other return of premium programs.

Incurred but not reported (IBNR) plus expected development on reported claims as of September 30, 2025 was $13,947 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

The Company reviews actual and anticipated experience compared to the assumptions used to establish medical costs. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing and measuring the profitability of such contracts and expected investment income is excluded. In December 2024, the Company recorded a premium deficiency reserve of $92 million related to the 2025 Medicare Advantage contract year. The premium deficiency reserve was increased to $270 million in the first quarter of 2025, to $389 million in the second quarter of 2025 and decreased by $107 million to $282 million in the third quarter of 2025 based on the progression of earnings during the year (with higher earnings at the beginning of the year and lower at the end of the year, given cost sharing progression), including anticipated impacts of the Inflation Reduction Act to the Part D benefit within the Company's Medicare Advantage business. In December 2023, the Company recorded a premium deficiency reserve of $250 million related to the 2024 Medicare Advantage contract year, which was increased to $300 million in the first quarter of 2024, to $335 million in the second quarter of 2024 and decreased by $90 million to $245 million in the third quarter of 2024 consistent with the progression of earnings during the year.

6. Affordable Care Act

The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual MLR and cost sharing reductions.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	September 30, 2025	December 31, 2024
Risk adjustment receivable	$1,871	$1,434
Risk adjustment payable	(1,960)	(1,605)
Minimum medical loss ratio	(246)	(688)
Cost sharing reduction receivable	21	305
Cost sharing reduction payable	(11)	(74)

In June 2025, the Centers for Medicare and Medicaid Services (CMS) announced the final risk adjustment transfers for the 2024 benefit year. CMS announced an update to the final risk adjustment transfer in July 2025, and the risk adjustment net receivable was increased by $14 million in the third quarter of 2025, for a total increase of $504 million in the nine months ended September 30, 2025. After consideration of minimum MLR and other related impacts, the net pre-tax benefit recognized was $191 million in the nine months ended September 30, 2025.

As of September 30, 2025, the Company's 2025 benefit year net risk adjustment payable was $919 million.

7. Debt

Debt consists of the following ($ in millions):

	September 30, 2025	December 31, 2024
$2,500 million 4.25% Senior Notes due December 15, 2027	$2,400	$2,398
$2,300 million 2.45% Senior Notes due July 15, 2028	2,302	2,302
$3,500 million 4.625% Senior Notes due December 15, 2029	3,277	3,277
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes due March 1, 2031	2,200	2,200
$1,300 million 2.625% Senior Notes due August 1, 2031	1,300	1,300
Total senior notes	15,679	15,677
Term Loan Facility	2,000	2,006
Revolving Credit Agreement	—	950
Debt issuance costs	(96)	(100)
Total debt	17,583	18,533
Less: current portion	(38)	(110)
Long-term debt	$17,545	$18,423

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

8. Stockholders' Equity

The Company's Board of Directors has authorized a stock repurchase program of the Company's common stock from time to time on the open market or through privately negotiated transactions. The Company is authorized to repurchase up to $10,000 million, inclusive of past authorizations. As of September 30, 2025, the Company had a remaining amount of $1,830 million available under the stock repurchase program.

The following represents the Company's share repurchase activity ($ in millions, shares in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Share buybacks	—	$—	16,254	$1,218	6,713	$400	27,595	$2,069
Income tax withholding	11	1	119	9	733	46	1,465	112
Total share repurchases (1)	11	$1	16,373	$1,227	7,446	$446	29,060	$2,181

(1)	Excludes year-to-date share repurchase excise tax of approximately $3 million and $18 million accrued as of September 30, 2025 and 2024, respectively.

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

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Earnings (loss) attributable to Centene Corporation	$(6,631)	$713	$(5,573)	$3,022

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	491,141	521,965	493,644	528,912
Common stock equivalents (as determined by applying the treasury stock method)	—	1,577	—	2,003
Weighted average number of common shares and potential dilutive common shares outstanding	491,141	523,542	493,644	530,915

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$(13.50)	$1.37	$(11.29)	$5.71
Diluted earnings (loss) per common share	$(13.50)	$1.36	$(11.29)	$5.69

The calculation of diluted loss per common share for the three months ended September 30, 2025 excludes 6,930 thousand shares related to stock options, restricted stock and restricted stock units as their effect would have been anti-dilutive due to the net loss for the quarter. The calculation of diluted earnings per common share for the three months ended September 30, 2024 excludes 273 thousand shares related to anti-dilutive stock options, restricted stock and restricted stock units.

The calculation of diluted loss per common share for the nine months ended September 30, 2025 excludes 5,302 thousand shares related to stock options, restricted stock and restricted stock units as their effect would have been anti-dilutive due to the net loss for the quarter. The calculation of diluted earnings per common share for the nine months ended September 30, 2024 excludes 266 thousand shares related to anti-dilutive stock options, restricted stock, and restricted stock units.

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

Segment information for the three months ended September 30, 2025, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$23,146	$9,391	$10,991	$598	$44,126
Service	25	—	1	746	772
Premium and service revenues	23,171	9,391	10,992	1,344	44,898
Premium tax	4,792	—	—	—	4,792
Total external revenues	27,963	9,391	10,992	1,344	49,690
Internal revenues	—	—	—	4,194	4,194
Eliminations	—	—	—	(4,194)	(4,194)
Total revenues	$27,963	$9,391	$10,992	$1,344	$49,690

Medical costs	$21,614	$8,853	$9,876	$559	$40,902
Cost of services	25	—	—	626	651
Other operating expenses (1)					15,091
Other income (expense) (2)					280
Loss before income tax					$(6,674)

Segment gross margin (3)	$1,532	$538	$1,116	$159	$3,345

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the three months ended September 30, 2024, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$21,291	$5,643	$8,693	$488	$36,115
Service	25	—	—	759	784
Premium and service revenues	21,316	5,643	8,693	1,247	36,899
Premium tax	5,124	—	—	—	5,124
Total external revenues	26,440	5,643	8,693	1,247	42,023
Internal revenues	—	—	—	4,290	4,290
Eliminations	—	—	—	(4,290)	(4,290)
Total revenues	$26,440	$5,643	$8,693	$1,247	$42,023

Medical costs	$19,818	$4,968	$6,957	$458	$32,201
Cost of services	23	—	—	669	692
Other operating expenses (1)					8,465
Other income (expense) (2)					256
Earnings before income tax					$921

Segment gross margin (3)	$1,475	$675	$1,736	$120	$4,006

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the nine months ended September 30, 2025, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$67,118	$27,600	$31,209	$1,651	$127,578
Service	75	—	2	2,199	2,276
Premium and service revenues	67,193	27,600	31,211	3,850	129,854
Premium tax	15,198	—	—	—	15,198
Total external revenues	82,391	27,600	31,211	3,850	145,052
Internal revenues	—	—	—	12,325	12,325
Eliminations	—	—	—	(12,325)	(12,325)
Total revenues	$82,391	$27,600	$31,211	$3,850	$145,052

Medical costs	$63,038	$24,995	$26,607	$1,573	$116,213
Cost of services	74	—	—	1,916	1,990
Other operating expenses (1)					32,727
Other income (expense) (2)					693
Loss before income tax					$(5,185)

Segment gross margin (3)	$4,081	$2,605	$4,604	$361	$11,651

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the nine months ended September 30, 2024, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$62,958	$17,556	$24,977	$1,293	$106,784
Service	68	—	2	2,355	2,425
Premium and service revenues	63,026	17,556	24,979	3,648	109,209
Premium tax	13,057	—	—	—	13,057
Total external revenues	76,083	17,556	24,979	3,648	122,266
Internal revenues	—	—	—	12,451	12,451
Eliminations	—	—	—	(12,451)	(12,451)
Total revenues	$76,083	$17,556	$24,979	$3,648	$122,266

Medical costs	$58,080	$15,690	$18,905	$1,223	$93,898
Cost of services	66	—	—	1,975	2,041
Other operating expenses (1)					23,327
Other income (expense) (2)					910
Earnings before income tax					$3,910

Segment gross margin (3)	$4,880	$1,866	$6,074	$450	$13,270

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

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

As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. Except for the matters discussed below, the Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow or liquidity. However, it is possible that in a particular quarter or annual period the Company's financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings.

Federal Securities Class Action and Derivative Lawsuits

On July 9, 2025, a putative federal securities class action, Brock Lunstrum v. Centene Corp., et al. (the Securities Action), was filed against the Company and certain of its executives in the U.S. District Court for the Southern District of New York. The plaintiffs in the lawsuits allege that the Company made false and misleading statements with respect to the Company's 2025 earnings guidance in violation of federal securities laws. Four related derivative lawsuits were subsequently filed — Franchi v. London, et al. (filed July 31, 2025), Keippel v. London, et al. (filed August 14, 2025), and Shipon v. London, et al. (filed August 26, 2025) in the Southern District of New York, and Nante v. London, et al. (filed September 30, 2025) in the Eastern District of Missouri (together, the Derivative Actions) — against the Company, as nominal defendant, members of the board of directors, and certain officers. The plaintiffs in the Derivative Actions allege that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action. The Company denies any wrongdoing and is vigorously defending itself against the claims in the Securities Action and Derivative Actions. Nevertheless, these matters are subject to many uncertainties and the Company cannot predict how long these lawsuits will last, whether additional litigation will be filed with similar claims, or what the ultimate outcome will be, and an adverse outcome in any of these matters could potentially have a materially adverse impact on the Company's financial position and results of operations, cash flow or liquidity.

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

Trends and Uncertainties

Operating

In 2025, we have experienced an accelerated increase in medical cost trend. The drivers of trend include increasing medical demand, expanded access to care facilitated by program changes at the state level, and the rapid release and availability of new, high-cost pharmaceuticals. Increasingly, state healthcare policies are providing for expanded access through carve-ins for incremental coverage (for example, behavioral healthcare and home and community-based services).

The medical cost drivers are likely intensified by an environment where legislative changes to the United States healthcare model have been widely publicized (and with increasing intensity over the last nine months). Changes to the model include references to members in certain programs who may lose eligibility and certain provider reimbursement models that may be reduced in the future. Changes in Medicaid and Marketplace, including potential changes in the availability of enhanced Advance Premium Tax Credits (APTCs) for Marketplace products coupled with the One Big Beautiful Bill Act (OBBBA), create member uncertainty surrounding the future availability, affordability, funding, and access to health insurance. This backdrop may be prompting members to seek care at an increased rate (given potential eligibility and subsidy funding shifts) and providers may be modifying operations, all further exacerbating the medical cost trend.

We continue to work with our state partners to establish Medicaid premium rates that appropriately match the acuity of the population as well as reflect the most recent medical cost trend. We also provide states with data to help them analyze the implications of policy decisions as well as design effective risk adjustment programs. In Marketplace, we completed the process of refiling 2026 policy year rates during the third quarter of 2025 to reflect a higher projected baseline of Marketplace morbidity than previously expected. Barring state-specific changes, we expect to be able to take corrective pricing actions for 2026 in states representing approximately 95% of our Marketplace membership.

Additionally, we are committed to ensuring that the affordability of healthcare is maintained for our government partners and members and continue to address the cost trend through the implementation of new clinical initiatives and care management plans, thoughtful network design, and ongoing rigor to combat fraud, waste and abuse.

Regulatory: Medicaid

The COVID-19 pandemic impacted our business as it relates to Medicaid eligibility changes. From the onset of the public health emergency (PHE) through March 2023, our Medicaid membership increased by 3.6 million members (excluding new states North Carolina and Delaware and various state product expansions or managed care organization changes). Since March 31, 2023, redeterminations are the primary driver of our Medicaid membership decline. While some states may still be concluding the redetermination process for certain populations of members, we anticipate that future reductions could occur resulting from ongoing state redetermination processes. We continue to work with our state partners to match rates to acuity post-redeterminations.

The OBBBA, passed in July 2025, includes requirements that may reduce the number of members eligible for state Medicaid Expansion programs by requiring work or community engagement by members and for state Medicaid agencies to redetermine member eligibility at more frequent intervals, along with adding a "Cost Sharing" or "Co-Pay" for certain medical services. These changes could have the effect of increasing the overall morbidity of the Medicaid Expansion population largely beginning in 2027, subject to state implementation plans. Several other provisions of the OBBBA, such as adjustments to provider taxes and state directed payments beginning in 2028, may have the effect of reducing the amount of federal funding for Medicaid, which could result in changes in the design of Medicaid programs, including coverage of benefits, eligibility, and/or provider payment rates. The OBBBA also includes a restriction against paying certain providers designated as "prohibited entities" as of October 1, 2025, which has the potential to create access to care issues and network gaps. An extended government shutdown may delay regulatory guidance and implementation of these requirements and other rulemaking changes.

Regulatory: Commercial

The American Rescue Plan Act (ARPA), enacted in March 2021, initially enhanced eligibility for APTCs for enrollees in the Health Insurance Marketplace. The enhanced eligibility extended by the Inflation Reduction Act (IRA), enacted in August 2022, expires at the end of 2025.

The Marketplace Integrity & Affordability Final Rule (Final Rule) was published in the Federal Register on June 25, 2025. The Final Rule makes changes to policies to strengthen program integrity measures in the Marketplace. For example, the Special Enrollment Period for those under 150% of the Federal Poverty Level (FPL) has been repealed beginning August 25, 2025. Several of the provisions of the Final Rule have been stayed due to ongoing litigation. These include a requirement for certain consumers who automatically re-enroll into a fully subsidized Marketplace plan will be re-enrolled into the same plan with a $5 premium until the consumer updates their exchange application to confirm APTC eligibility. Additionally, exchanges may no longer accept a consumer's self-attestation of projected annual household income when the Internal Revenue Service (IRS) cannot verify it due to lack of tax return data; rather, exchanges must verify household income using other trusted data sources.

In addition, the OBBBA placed additional restrictions on APTC requirements. For example, beginning January 1, 2026, should individuals mis-estimate their projected income, the OBBBA requires them to reimburse the IRS for the full amount of excess tax credit received. In addition, as of January 1, 2026, the OBBBA prohibits individuals from receiving APTCs if they enroll in health coverage through a Special Enrollment Period associated with their income. We anticipate that the combined effect of the expiration of the enhanced APTCs, the Final Rule, and the OBBBA will reduce 2026 Marketplace membership and continue to increase the overall morbidity of the Marketplace population. We completed the process of refiling 2026 policy year rates during the third quarter of 2025 to reflect a higher projected baseline of Marketplace morbidity than previously expected. Barring state-specific changes, we expect to be able to take corrective pricing actions for 2026 in states representing approximately 95% of our Marketplace membership. We continue to advocate for legislation and regulations aimed at leveraging Medicaid and the Health Insurance Marketplace to maintain health insurance coverage and affordability for consumers.

Regulatory: Medicare

The IRA significantly changed Medicare Part D, impacting stand-alone Medicare Prescription Drug Plans (PDPs) as well as the Part D benefit in many of our Medicare Advantage plans beginning in 2025, most notably by eliminating the coverage gap and capping members' annual out-of-pocket costs at $2,000 in order to provide more predictable and affordable prescription drug coverage for Medicare beneficiaries. The members' Part D annual out-of-pocket cap for 2026 is $2,100. The IRA changes effective for 2025 result in a meaningful shift in cost-sharing responsibilities between members, drug companies, Centers for Medicare and Medicaid Services (CMS), and PDPs and have resulted in a significant increase in our premiums in consideration for our PDPs' responsibility for a larger portion of total Part D benefit costs. To help mitigate significant premium impacts and address these changes, CMS introduced the Medicare Part D Premium Stabilization Demonstration program. This program began in calendar year 2025 and was intended by CMS to exist for three years. The parameters of the program are expected to be different each year. CMS believes the demonstration will provide plans greater flexibility to manage costs and assist in stabilizing beneficiary premiums. We continue to advocate for policies that promote cost-effective, high-quality care for our PDP enrolled members. We have receivables due to us from CMS for Part D risk-sharing programs attributable to the 2024 and 2025 plan years that we expect to be paid by CMS approximately a year after the plan year closes. If the payments from CMS are delayed, our cash flows may be materially adversely affected.

Regulatory: Dual-Eligible

In addition, the CMS calendar year 2025 Medicare and Part D policy rule and finalized regulations will require beneficiaries dually enrolled in Medicare and a Medicaid Managed Care Plan to receive integrated care through the same parent company's Medicaid and Medicare Advantage Dual Eligible Special Needs Plans (D-SNPs) beginning in 2030, with newly eligible enrollees beginning in 2027. However, some states have already moved or are planning to exclusively align dual-eligible enrollment under an aligned D-SNP and Medicaid plan before this timeframe. We believe we continue to be well-positioned given our overlapping Medicaid and Medicare Advantage footprints and are committed to navigating evolving regulations.

Summary

We remain focused on our promise of delivering high-quality healthcare services on behalf of states and the federal government to under-insured and uninsured families and commercial organizations. Our decades of experience and deep industry knowledge have allowed us to deliver cost-effective services to our government partners and our members. With a focus on the personalization of healthcare technology, we continue the use of data and analytics to improve the provider and member experience. We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers, providers, and shareholders.

Third Quarter 2025 Highlights

Our financial performance for the third quarter of 2025 is summarized as follows:

•Managed care membership of 28.0 million, a decrease of 672 thousand members, or (2)% year-over-year.
•Total revenues of $49.7 billion, representing 18% growth year-over-year.
•Premium and service revenues of $44.9 billion, representing 22% growth year-over-year.
•HBR of 92.7%, compared to 89.2% for the third quarter of 2024.
•SG&A expense ratio of 7.0%, compared to 8.3% for the third quarter of 2024.
•Adjusted SG&A expense ratio of 7.0%, compared to 8.3% for the third quarter of 2024.
•Operating cash flows provided cash of $1.4 billion in the third quarter of 2025.
•In October 2025, we completed our quantitative goodwill impairment analysis and recorded a non-cash goodwill impairment of $6.7 billion in the third quarter of 2025.
•GAAP diluted loss per share was $(13.50) for the third quarter of 2025, driven by the goodwill impairment.
•Adjusted diluted earnings per share (EPS) of $0.50 for the third quarter of 2025.

A reconciliation from GAAP diluted earnings (loss) per share to adjusted diluted EPS is highlighted below, and additional detail is provided above under the heading "Non-GAAP Financial Presentation":

We reference an adjusted SG&A expense ratio, defined as adjusted SG&A expenses, which excludes acquisition and divestiture related expenses and other items, divided by premium and service revenues. A reconciliation from GAAP SG&A to adjusted SG&A and additional detail is provided above under the heading "Non-GAAP Financial Presentation." We also reference effective tax rate on adjusted earnings, defined as GAAP income tax expense (benefit) excluding the income tax effects of adjustments to net earnings divided by adjusted earnings before income tax expense.

	Three Months Ended September 30,
	2025	2024
GAAP diluted earnings (loss) per share attributable to Centene	$(13.50)	$1.36
Amortization of acquired intangible assets	0.35	0.33
Acquisition and divestiture related expenses	—	0.02
Other adjustments (1)	13.75	—
Income tax effects of adjustments (2)	(0.10)	(0.09)
Adjusted diluted EPS	$0.50	$1.62
(1) Other adjustments include the following pre-tax items:
2025:
(a) goodwill impairment of $6,723 million, or $13.69 per share ($13.67 after-tax), real estate impairment of $22 million, or $0.04 per share ($0.04 after-tax), and exit costs related to the wind-down of certain contracts in the Other segment of $9 million, or $0.02 per share ($0.02 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. The three months ended September 30, 2025, include a tax benefit of $4 million, or $0.01 per share, related to tax adjustments on previously reported divestitures and impacts of the OBBBA. The three months ended September 30, 2024, include a tax benefit of $2 million, or $0.00 per share, related to tax adjustments on previously reported divestitures.

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

•In July 2025, our subsidiary, Magnolia Health Plan (Magnolia), commenced the Mississippi Division of Medicaid contract to continue serving the state's Coordinated Care Organization Program consisting of the Mississippi Coordinated Access Network and the Mississippi Children's Health Insurance Program (CHIP). The contract has a four-year term, with two optional one-year extensions, for a total of six possible contract years.

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

•In January 2025, our subsidiary, Sunflower Health Plan, commenced the contract to continue providing managed health care services through KanCare, the State of Kansas' Medicaid and CHIP. The contract has a three-year term, with two optional one-year extensions, for a total of five possible contract years.

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

Medicare / Dual-Eligible

•Given our strong bid positioning, PDP membership increased 18% year-over-year. Additionally, the IRA changes effective for 2025 result in a meaningful shift in cost-sharing responsibilities between members, drug companies, CMS, and PDPs and have led to a significant increase in our premiums in consideration for our PDPs responsibility for a larger portion of total Part D benefit costs. These changes also result in a change to the quarterly progression of the Medicare segment HBR.

•In December 2024, we recorded a premium deficiency reserve of $92 million related to the 2025 Medicare Advantage contract year. The premium deficiency reserve was increased to $270 million in the first quarter of 2025, to $389 million in the second quarter of 2025 and decreased by $107 million to $282 million in the third quarter of 2025 based on the progression of earnings during the year (with higher earnings at the beginning of the year and lower at the end of the year, given cost sharing progression). The premium deficiency reserve related to the 2025 Medicare Advantage contract year will be released in the fourth quarter of 2025.

•In 2025, Wellcare is offering Medicare Advantage plans in 32 states, including its newest state, Iowa. Wellcare discontinued offering Medicare Advantage products in Alabama, Massachusetts, New Hampshire, New Mexico, Rhode Island and Vermont in 2025. Consistent with our strategic positioning and bid strategy, Medicare Advantage membership declined 10% year-over-year.

Commercial

•In July 2025, we announced a reduction to our expectation for the 2025 benefit year net risk adjustment revenue transfer as a result of significantly higher estimated aggregate market morbidity, with a corresponding decrease in our earnings expectations for 2025. The nine months ended September 30, 2024, benefited from outperformance in Marketplace risk adjustment for the 2023 benefit year.

•In 2025, our Health Insurance Marketplace product, Ambetter Health, expanded its geographic footprint, adding 60 new counties across 10 states, which includes expansion into Iowa. Additionally, Marketplace membership increased 29% year-over-year due to the expanded footprint, strong open enrollment results, as well as overall market growth.

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

•In August 2024, our subsidiary, PA Health and Wellness, was selected by the Pennsylvania Department of Human Services to continue to administer Pennsylvania's Community HealthChoices program, the Medicaid managed care program that covers adults who are dually eligible for Medicare and Medicaid or who qualify to receive Medicaid long-term services and supports due to a need for the level of care provided in a nursing facility. A bid protest continues to be litigated and, at this time, it is unclear when the contract could be implemented.

•In December 2023, our subsidiary, Arizona Complete Health, was selected by the Arizona Health Care Cost Containment System – Arizona's single state Medicaid agency – to provide managed care for the Arizona Long Term Care System (ALTCS). The program supports Arizonans who are elderly and/or have a physical disability (E/PD) with physical and behavioral healthcare, as well as provides pharmacy benefits and home and community-based services. A prolonged bid protest has led the agency to cancel the original awards and issue a rebid. The rebid is expected to be open for submissions in late summer 2026 with a new contract effective date of October 2027.

In addition, we are in the process of protesting the results of Medicaid procurement awards in Georgia and Texas. If these protests are not successful, our future results of operations would be impacted.

Medicare / Dual-Eligible

•In October 2025, CMS issued 2026 Medicare Advantage Star Ratings on the Medicare Plan Finder. Based on the data, we had approximately 60% of our Medicare Advantage membership enrolled in plans rated 3.5 stars or higher, including approximately 20% in 4-star rated plans. This compares to approximately 55% rated in 3.5 stars (and 1% in 4-star) in the prior year.

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

•In October 2024, CMS issued 2025 Medicare Advantage Star Ratings on the Medicare Plan Finder. Based on the data, we had approximately 55% of our Medicare Advantage membership enrolled in plans rated 3.5 stars or higher – compared to approximately 23% in the prior year.

Commercial

•In the third quarter of 2025, we completed the process of refiling 2026 policy year rates to reflect a higher projected baseline of Marketplace morbidity than previously expected. Barring state-specific changes, we expect to be able to take corrective pricing actions for 2026 in states representing approximately 95% of our Marketplace membership.

MEMBERSHIP

From September 30, 2024 to September 30, 2025, our managed care membership decreased by 672 thousand, or 2%. The following table sets forth our membership by line of business:

	September 30, 2025	December 31, 2024	September 30, 2024
Traditional Medicaid (1)	11,115,400	11,408,100	11,478,600
High Acuity Medicaid (2)	1,591,000	1,595,400	1,590,200
Total Medicaid	12,706,400	13,003,500	13,068,800
Marketplace	5,828,100	4,382,100	4,501,300
Individual and Commercial Group (3)	447,900	431,400	426,600
Total Commercial	6,276,000	4,813,500	4,927,900
Medicare (4)	1,013,200	1,110,900	1,129,900
Medicare PDP	7,972,500	6,925,700	6,766,400
Total at-risk membership	27,968,100	25,853,600	25,893,000
TRICARE eligibles	—	2,747,000	2,747,000
Total	27,968,100	28,600,600	28,640,000

(1)	Membership includes Temporary Assistance for Needy Families (TANF), Medicaid Expansion, Children's Health Insurance Program (CHIP), Foster Care, and Behavioral Health.
(2)	Membership includes Aged, Blind, or Disabled (ABD), Intellectual and Developmental Disabilities (IDD), Long-Term Services and Supports (LTSS) and Medicare-Medicaid Plans (MMP) Duals.
(3)	Membership includes Commercial Group, Individual Coverage Health Reimbursement Arrangement (ICHRA) and Other Off-Exchange Individual.
(4)	Membership includes Medicare Advantage and Medicare Supplement.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and nine months ended September 30, 2025 and 2024, prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Summarized comparative financial data for the three and nine months ended September 30, 2025 and 2024 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Premium	$44,126	$36,115	22%	$127,578	$106,784	19%
Service	772	784	(2)%	2,276	2,425	(6)%
Premium and service revenues	44,898	36,899	22%	129,854	109,209	19%
Premium tax	4,792	5,124	(6)%	15,198	13,057	16%
Total revenues	49,690	42,023	18%	145,052	122,266	19%
Medical costs	40,902	32,201	27%	116,213	93,898	24%
Cost of services	651	692	(6)%	1,990	2,041	(2)%
Selling, general and administrative expenses	3,145	3,057	3%	9,534	9,169	4%
Depreciation expense	147	140	5%	430	408	5%
Amortization of acquired intangible assets	170	173	(2)%	516	519	(1)%
Premium tax expense	4,886	5,095	(4)%	15,449	13,218	17%
Impairment	6,743	—	n.m.	6,798	13	n.m.
Earnings (loss) from operations	(6,954)	665	n.m.	(5,878)	3,000	(296)%
Investment and other income	450	432	4%	1,203	1,440	(16)%
Interest expense	(170)	(176)	3%	(510)	(530)	4%
Earnings (loss) before income tax	(6,674)	921	(825)%	(5,185)	3,910	(233)%
Income tax (benefit) expense	(42)	211	(120)%	392	896	(56)%
Net earnings (loss)	(6,632)	710	n.m.	(5,577)	3,014	(285)%
Loss attributable to noncontrolling interests	1	3	(67)%	4	8	(50)%
Net earnings (loss) attributable to Centene Corporation	$(6,631)	$713	n.m.	$(5,573)	$3,022	(284)%

Diluted earnings (loss) per common share attributable to Centene Corporation	$(13.50)	$1.36	n.m.	$(11.29)	$5.69	(298)%

n.m.: not meaningful

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Total Revenues

Total revenues increased 18% in the three months ended September 30, 2025, over the corresponding period in 2024, primarily driven by premium and membership growth in the PDP business, overall market growth in the Marketplace business, and rate increases in the Medicaid business, partially offset by lower Medicaid membership.

Operating Expenses

Medical Costs/HBR

The HBR for the three months ended September 30, 2025, was 92.7%, compared to 89.2% in the same period in 2024. The increase was primarily driven by increased Marketplace medical costs, lower Marketplace estimated risk adjustment revenue and program changes in the PDP business as a result of the IRA as compared to the third quarter of 2024. The increase was also driven by higher medical costs in Medicaid driven primarily by behavioral health and home health, partially offset by Medicaid rate and revenue increases.

Cost of Services

Cost of services decreased by $41 million in the three months ended September 30, 2025, compared to the corresponding period in 2024. The cost of service ratio for the three months ended September 30, 2025, was 84.3%, compared to 88.3% in the same period in 2024.

Selling, General & Administrative Expenses

The SG&A expense ratio was 7.0% for the third quarter of 2025, compared to 8.3% in the third quarter of 2024. The adjusted SG&A expense ratio was 7.0% for the third quarter of 2025, compared to 8.3% in the third quarter of 2024. The decreases were primarily driven by continued leveraging of expenses over higher revenues and growth in the PDP business, which operates at a meaningfully lower SG&A expense ratio as compared to the overall company. The decreases were partially offset by growth in the Marketplace business, which operates at a meaningfully higher SG&A expense ratio.

Impairment

During the three months ended September 30, 2025, we recorded total impairment charges of $6.7 billion driven by $6.7 billion goodwill impairment and $20 million owned real estate impairment.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended September 30, ($ in millions):

	2025	2024
Investment and other income	$450	$432
Interest expense	(170)	(176)
Other income (expense), net	$280	$256

Investment and other income. Investment and other income increased by $18 million in the three months ended September 30, 2025, compared to the corresponding period in 2024.

Interest expense. Interest expense decreased by $6 million in the three months ended September 30, 2025, compared to the corresponding period in 2024.

Income Tax Expense

For the three months ended September 30, 2025, we recorded an income tax benefit of $42 million on a pre-tax loss of $6.7 billion, or an effective tax rate was 0.6%. The effective tax rate for the third quarter of 2025 reflects the non-deductible nature of the goodwill impairment and the impact of estimating interim period taxes on the year-to-date tax method. For the third quarter of 2025, our effective tax rate on adjusted earnings was 2.5%, which reflects the impact of estimating interim period taxes on the year-to-date tax method.

For the three months ended September 30, 2024, we recorded income tax expense of $211 million on pre-tax earnings of $921 million, or an effective tax rate of 22.9%. For the third quarter of 2024, our effective tax rate on adjusted earnings was 23.3%.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended September 30, ($ in millions):

	2025	2024	% Change
Total Revenues
Medicaid	$27,963	$26,440	6%
Medicare	9,391	5,643	66%
Commercial	10,992	8,693	26%
Other	1,344	1,247	8%
Consolidated total	$49,690	$42,023	18%
Gross Margin (1)
Medicaid	$1,532	$1,475	4%
Medicare	538	675	(20)%
Commercial	1,116	1,736	(36)%
Other	159	120	33%
Consolidated total	$3,345	$4,006	(17)%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Medicaid

Total revenues increased 6% in the three months ended September 30, 2025, compared to the corresponding period in 2024. The increase in total revenues was primarily driven by rate increases, partially offset by lower membership, primarily due to redeterminations. Gross margin increased $57 million in the three months ended September 30, 2025, compared to the corresponding period in 2024 primarily driven by rate and revenue increases.

Medicare

Total revenues increased 66% in the three months ended September 30, 2025, compared to the corresponding period in 2024 primarily driven by increased PDP premiums and membership, partially offset by lower Medicare Advantage membership. Gross margin decreased $137 million in the three months ended September 30, 2025, compared to the corresponding period in 2024 primarily driven by the PDP business, specifically changes from the IRA, partially offset by premium and membership growth.

Commercial

Total revenues increased 26% in the three months ended September 30, 2025, compared to the corresponding period in 2024 primarily driven by 29% membership growth in the Marketplace business. Gross margin decreased $620 million in the three months ended September 30, 2025, compared to the corresponding period in 2024 due to increased Marketplace medical costs and lower estimated risk adjustment revenue.

Other

Total revenues increased 8% in the three months ended September 30, 2025, compared to the corresponding period in 2024. Gross margin increased $39 million in the three months ended September 30, 2025, compared to the corresponding period in 2024. The increases were primarily driven by rate increases.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Total Revenues

Total revenues increased 19% in the nine months ended September 30, 2025, over the corresponding period in 2024, primarily driven by premium and membership growth in the PDP business, overall market growth in the Marketplace business, and rate increases in the Medicaid business and increased premium tax revenue, partially offset by lower Medicaid membership as a result of redeterminations and lower Marketplace estimated risk adjustment revenue. The nine months ended September 30, 2024, benefited from outperformance in Marketplace risk adjustment for the 2023 benefit year.

Operating Expenses

Medical Costs/HBR

The HBR for the nine months ended September 30, 2025, was 91.1%, compared to 87.9% in the same period in 2024. The increase was primarily driven by lower Marketplace estimated risk adjustment revenue, increased Marketplace medical costs and higher medical costs in Medicaid driven primarily by behavioral health, home health and high-cost drugs, partially offset by Medicaid rate increases.

Cost of Services

Cost of services decreased by $51 million in the nine months ended September 30, 2025, compared to the corresponding period in 2024. The cost of service ratio for the nine months ended September 30, 2025, was 87.4%, compared to 84.2% in the same period in 2024.

Selling, General & Administrative Expenses

The SG&A expense ratio for the nine months ended September 30, 2025, was 7.3%, compared to 8.4% for the corresponding period in 2024. The adjusted SG&A expense ratio for the nine months ended September 30, 2025, was 7.3%, compared to 8.3% for the nine months ended September 30, 2024. The decreases were primarily driven by continued leveraging of expenses over higher revenues and growth in the PDP business, which operates at a meaningfully lower SG&A expense ratio as compared to the overall company. The decreases were partially offset by growth in the Marketplace business, which operates at a meaningfully higher SG&A expense ratio.

Impairment

During the nine months ended September 30, 2025, we recorded total impairment charges of $6.8 billion, driven by $6.7 billion goodwill impairment, $55 million intangible asset impairment related to the wind-down of certain contracts in the Other segment, and $20 million owned real estate impairment.

During the nine months ended September 30, 2024, we recorded total impairment charges of $13 million, driven by Health Net Federal Services property, software and equipment related to the TRICARE Managed Care Support Contract that was no longer recoverable following the 2024 final ruling.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the nine months ended September 30, ($ in millions):

	2025	2024
Investment and other income	$1,203	$1,440
Interest expense	(510)	(530)
Other income (expense), net	$693	$910

Investment and other income. Investment and other income decreased by $237 million in the nine months ended September 30, 2025, compared to the corresponding period in 2024. The decrease was driven by lower interest rates and lower average investment balances during 2025. The nine months ended September 30, 2024, also included net gains on divestitures.

Interest expense. Interest expense decreased by $20 million in the nine months ended September 30, 2025, compared to the corresponding period in 2024.

Income Tax Expense

For the nine months ended September 30, 2025, we recorded income tax expense of $392 million on a pre-tax loss of $5.2 billion, or an effective tax rate of (7.6)%. The effective tax rate for the nine months ended September 30, 2025 reflects the non-deductible nature of the goodwill impairment. For the nine months ended September 30, 2025, our effective tax rate on adjusted earnings was 25.1%.

For the nine months ended September 30, 2024, we recorded income tax expense of $896 million on pre-tax earnings of $3.9 billion, or an effective tax rate of 22.9%. The effective tax rate for 2024 reflects the tax effects of the Circle Health Group (Circle Health) divestiture. For the nine months ended September 30, 2024, our effective tax rate on adjusted earnings was 24.2%.

Segment Results

The following table summarizes our consolidated operating results by segment for the nine months ended September 30, ($ in millions):

	2025	2024	% Change
Total Revenues
Medicaid	$82,391	$76,083	8%
Medicare	27,600	17,556	57%
Commercial	31,211	24,979	25%
Other	3,850	3,648	6%
Consolidated total	$145,052	$122,266	19%
Gross Margin (1)
Medicaid	$4,081	$4,880	(16)%
Medicare	2,605	1,866	40%
Commercial	4,604	6,074	(24)%
Other	361	450	(20)%
Consolidated total	$11,651	$13,270	(12)%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Medicaid

Total revenues increased 8% in the nine months ended September 30, 2025, compared to the corresponding period in 2024. The increase in total revenues was primarily driven by increased premium tax revenue and rate increases, partially offset by lower membership, primarily due to redeterminations. Gross margin decreased $799 million in the nine months ended September 30, 2025, compared to the corresponding period in 2024. Gross margin decreased due to higher medical costs driven primarily by behavioral health, home health and high-cost drugs, partially offset by rate and revenue increases.

Medicare

Total revenues increased 57% in the nine months ended September 30, 2025, compared to the corresponding period in 2024, primarily driven by increased PDP premiums and membership, partially offset by lower Medicare Advantage membership. Gross margin increased $739 million in the nine months ended September 30, 2025, compared to the corresponding period in 2024 primarily driven by the PDP business, specifically changes from the IRA, partially offset by premium and membership growth.

Commercial

Total revenues increased 25% in the nine months ended September 30, 2025, compared to the corresponding period in 2024 primarily driven by 29% membership growth in the Marketplace business, partially offset by lower estimated risk adjustment revenue. Gross margin decreased $1.5 billion in the nine months ended September 30, 2025, compared to the corresponding period in 2024 due to lower estimated risk adjustment revenue and increased Marketplace medical costs.

Other

Total revenues increased 6% in the nine months ended September 30, 2025, compared to the corresponding period in 2024. Gross margin decreased $89 million in the nine months ended September 30, 2025, compared to the corresponding period in 2024 driven by the Circle Health divestiture in the first quarter of 2024 along with the expiration of the TRICARE Managed Care Support Contract in December 2024.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$4,651	$741
Net cash (used in) investing activities	(188)	(1,154)
Net cash (used in) financing activities	(1,434)	(2,393)
Effect of exchange rate changes on cash and cash equivalents	—	7
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$3,029	$(2,799)

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our Revolving Credit Facility. Operating activities provided cash of $4.7 billion in the nine months ended September 30, 2025, compared to providing cash of $741 million in the comparable period in 2024.

Cash flows provided by operations in 2025 were primarily driven by net earnings, improved pharmacy rebate remittance timing and timing of claims and other payments. Cash flows provided by operations in 2024 were driven by net earnings, partially offset by pharmacy rebate remittance timing as we transitioned to the new third-party PBM, which commenced in January 2024, and risk adjustment payments for the Marketplace 2023 benefit year.

Cash Flows (Used in) Investing Activities

Investing activities used cash of $188 million in the nine months ended September 30, 2025, compared to using cash of $1.2 billion in the comparable period in 2024. Cash flows used in investing activities in the nine months ended September 30, 2025 were driven primarily by net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures. Cash flows used in investing activities in the nine months ended September 30, 2024 were primarily driven by net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures, partially offset by divestiture proceeds.

We spent $554 million and $490 million in the nine months ended September 30, 2025 and 2024, respectively, on capital expenditures, the majority of which was driven by system enhancements and computer hardware.

As of September 30, 2025, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.4 years. At September 30, 2025, we had unregulated cash and investments of $1.3 billion, including $357 million of cash and cash equivalents and $902 million of investments. Unregulated cash and investments at December 31, 2024, was $1.1 billion, including $248 million of cash and cash equivalents and $823 million of investments.

Cash Flows (Used in) Financing Activities

Financing activities used cash of $1.4 billion in the nine months ended September 30, 2025, compared to using cash of $2.4 billion in the comparable period in 2024. Financing activities in 2025 were driven by net decreases in debt of $971 million and stock repurchases of $473 million, which included $400 million under the stock repurchase program and $46 million of repurchases related to income tax withholding upon the vesting of previously awarded stock grants.

Financing activities in 2024 were driven by stock repurchases of $2.2 billion and net decreases in debt of $244 million.

Liquidity Metrics

We have a stock repurchase program authorizing us to repurchase common stock from time to time on the open market or through privately negotiated transactions. In 2023, the Company's Board of Directors authorized up to a cumulative total of $10.0 billion of repurchases under the program.

During the third quarter of 2025, we made no repurchases under the stock repurchase program. We have $1.8 billion available under the program for repurchases as of September 30, 2025. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. Refer to Note 8. Stockholders' Equity for further information on stock repurchases.

As of September 30, 2025, we had an aggregate principal amount of $15.7 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain restrictive covenants. As of September 30, 2025, we were in compliance with all covenants.

As part of our capital allocation strategy, we may decide to repurchase debt or raise capital through the issuance of debt. In 2022, the Company's Board of Directors authorized a $1.0 billion senior note debt repurchase program. No repurchases were made during the quarter ended September 30, 2025. As of September 30, 2025, there was $700 million available under the senior note debt repurchase program.

The credit agreement underlying our Revolving Credit Facility, in the principal amount of $4.0 billion, and Term Loan Facility, in the principal amount of $2.0 billion, contains customary covenants as well as financial covenants including a debt-to-capital ratio. Our maximum debt-to-capital ratio under the credit agreement may not exceed 0.60 to 1.00. As of September 30, 2025, we had no borrowing outstanding under our Revolving Credit Facility, $2.0 billion of borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of September 30, 2025, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-capital ratio.

We had outstanding letters of credit of $120 million as of September 30, 2025, which were not part of our Revolving Credit Facility. The letters of credit bore weighted interest of 0.8% as of September 30, 2025. In addition, we had outstanding surety bonds of $779 million as of September 30, 2025.

At September 30, 2025, our debt-to-capital ratio, defined as total debt divided by the sum of total debt and total equity, was 45.5%, compared to 41.2% at December 31, 2024. The debt-to-capital ratio increase was driven by the goodwill impairment recorded in the third quarter of 2025, which reduced total stockholders' equity. We utilize the debt-to-capital ratio as a measure, among others, of our leverage and financial flexibility.

At September 30, 2025, we had working capital, defined as current assets less current liabilities, of $3.4 billion, compared to $3.7 billion at December 31, 2024. We manage our short-term and long-term investments aiming to ensure a sufficient portion of the portfolio is highly liquid and can be sold to fund short-term requirements as needed.

Future Expectations

During the remainder of 2025, we expect net dividends of approximately $200 million from our insurance subsidiaries and to spend approximately $200 million in additional capital expenditures.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the nine months ended September 30, 2025, we received dividends of $2.0 billion from and made $1.4 billion of capital contributions to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate risk-based capital (RBC) level as of December 31, 2024, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We expect to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2025.

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

The NAIC has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of September 30, 2025, each of our health plans was in compliance with the RBC requirements enacted in those states.

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

CRITICAL ACCOUNTING ESTIMATES

The passage of the One Big Beautiful Bill Act in July 2025 had various implications, including potential membership impacts to our Medicaid reporting unit as well as the non-renewal of Marketplace enhanced APTCs. As a result of these market conditions along with the decline in our stock price, we performed a quantitative impairment analysis during the third quarter to determine whether goodwill, intangibles or other assets were impaired.

Our quantitative assessment for goodwill indicated that the fair value of certain reporting units had declined, resulting in an impairment of $6.7 billion as outlined within Note 4. Goodwill and Intangible Assets, in the Notes to the Consolidated Financial Statements, included herein. In preparing the quantitative assessment, we estimated the fair value of our reporting units using a discounted cash flow model and guideline public company market approach. This analysis involved significant judgment, including estimates of forecasted future cash flows, the discount rate applied to each reporting unit, long-term growth rates, statutory capital reinvestment requirements, capital expenditures, and other internal and external factors. When analyzing the fair value indicated under the guideline public company market approach, we also considered estimates of market-based multiples of earnings from peer public companies. While we believe the assumptions and estimates used in our valuation procedures were appropriate, other assumptions and estimates could be applied and might produce significantly different results.

For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to "Critical Accounting Estimates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2024 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of September 30, 2025, we had short-term investments of $2.2 billion and long-term investments of $19.6 billion, including restricted deposits of $1.4 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government-sponsored obligations, life insurance contracts, asset-backed securities, and equity securities, and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states' requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2025, the fair value of our fixed income investments would decrease by approximately $685 million.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 11. Contingencies to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in Item 1A of our 2024 Annual Report on Form 10-K, Part II, Item 1A of our first quarter 2025 Form 10-Q and Item 1A of our second quarter 2025 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2005, the Company's Board of Directors announced a stock repurchase program, which was most recently increased in December 2023. The Company is authorized to repurchase up to $10.0 billion, inclusive of past authorizations, of which $1.8 billion is available as of September 30, 2025.

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

Issuer Purchases of Equity Securities Third Quarter 2025 (Shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions) (2)
July 1, 2025 - July 31, 2025	1	$30.64	—	$1,830
August 1, 2025 - August 31, 2025	23	25.72	—	1,830
September 1, 2025 - September 30, 2025	6	29.90	—	1,830
Total	30	$26.77	—	$1,830

(1)	Includes 11 thousand shares relinquished to the Company by certain employees for the payment of taxes at a weighted average price of $29.00 and an open market purchase of 19 thousand shares by Sarah London, the Company's CEO, at a weighted average price of $25.50 which was previously disclosed on the Form 4 filed with the SEC on August 11, 2025.
(2)	A remaining amount of $1.8 billion is available under the stock repurchase program as of September 30, 2025.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT NUMBER		DESCRIPTION

31.1		Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	#	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104		Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 29, 2025.

CENTENE CORPORATION

By:	/s/ SARAH M. LONDON
Chief Executive Officer (principal executive officer)

By:	/s/ ANDREW L. ASHER
Executive Vice President, Chief Financial Officer (principal financial officer)

By:	/s/ KATIE N. CASSO
Senior Vice President, Finance, Corporate Controller and Chief Accounting Officer (principal accounting officer)