Form 10-K
period 2025-12-31
CENTENE CORP
filed 2026-02-17
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  Form 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to the previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2025, was $26.7 billion.
As of February 13, 2026, the registrant had 491,771 thousand shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2026 annual meeting of stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

CENTENE CORPORATION
ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

All statements, other than statements of current or historical fact, contained in this filing are forward-looking statements. Without limiting the foregoing, forward-looking statements often use words such as "believe," "anticipate," "plan," "expect," "estimate," "predict," "intend," "seek," "target," "goal," "potential," "may," "will," "would," "could," "should," "can," "continue" and other similar words or expressions (and the negative thereof). Centene Corporation and its subsidiaries (Centene, the Company, our or we) intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. In particular, these statements include, without limitation, statements about our expected future operating or financial performance, changes in laws and regulations, market opportunity, expectations concerning pricing actions, competition, expected contract start dates and terms, expected activities in connection with completed and future acquisitions and dispositions, our investments and the adequacy of our available cash resources. These statements may be found in the various sections of this filing, such as Part I, Item 1. "Business," Part I, Item 1A "Risk Factors," Part I, Item 3. "Legal Proceedings," and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

These forward-looking statements reflect our current views with respect to future events and are based on numerous assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, business strategies, operating environments, future developments and other factors we believe appropriate. By their nature, forward-looking statements involve known and unknown risks and uncertainties and are subject to change because they relate to events and depend on circumstances that will occur in the future, including economic, regulatory, competitive and other factors that may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

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
•changes in provider, broker, vendor, state federal and other contracts and delays in the timing of regulatory approval of contracts, including due to protests and our ability to timely comply with any such changes to our contractual requirements or manage any unexpected delays in regulatory approval of contracts;
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
•the exertion of management's time and our resources, and other expenses incurred and business changes required in connection with complying with the terms of our contracts and the undertakings in connection with any regulatory, governmental, or third-party consents or approvals for acquisitions or dispositions;
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

Risks Relating to Our Business
•Failure to timely and effectively identify and mitigate medical cost trends and receive adequate rate adjustments to account for increased acuity could have a material adverse effect on our business;
•Any failure to adequately and timely price or anticipate demand for products offered, anticipate changes to the competitive landscape or any reduction in products offered for Medicare and in the Health Insurance Marketplace may have a material adverse effect on our business;
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
•We derive a portion of our cash flow and gross margin from our prescription drug plan (PDP) operations, for which we submit annual bids for participation. The results of our bids and the design of the risk-sharing program could have a material adverse effect on our business;
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

Risks Relating to Regulatory and Legal Matters
•Reductions or delays in funding of, changes to eligibility requirements for, government-sponsored healthcare programs in which we participate, and any inability on our part to effectively adapt to changes to these programs could have a material adverse effect on our business;
•Significant changes to the ACA and the other government-sponsored healthcare programs in which we participate could materially and adversely affect our business;
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

Risks Relating to Conditions in the Financial Markets and Economy
•Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity;
•Adverse credit market conditions may have a material adverse effect on our liquidity or our ability to obtain credit on acceptable terms;
•We have substantial indebtedness outstanding and may incur additional indebtedness in the future. Such indebtedness could reduce our agility and may adversely affect our financial condition;

Risks Associated with Mergers, Acquisitions, and Divestitures
•Our business and results of operations may be materially adversely affected if we fail to manage and complete divestitures;
•Previous or future acquisitions may not perform as expected and we may not realize the financial results expected from acquisitions or divestitures; and
•We may be unable to successfully integrate our existing business with acquired businesses and realize the anticipated benefits of such acquisitions.

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

The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Year Ended December 31,
	2025	2024	2023

GAAP net earnings (loss) attributable to Centene	$(6,674)	$3,305	$2,702
Amortization of acquired intangible assets	685	692	718
Acquisition and divestiture related expenses	4	82	70
Other adjustments (1)	7,328	(117)	464
Income tax effects of adjustments (2)	(315)	(209)	(308)
Adjusted net earnings	$1,028	$3,753	$3,646

GAAP diluted earnings (loss) per share attributable to Centene	$(13.53)	$6.31	$4.95
Amortization of acquired intangible assets	1.39	1.32	1.32
Acquisition and divestiture related expenses	0.01	0.16	0.13
Other adjustments (1)	14.86	(0.22)	0.85
Income tax effects of adjustments (2)	(0.64)	(0.40)	(0.57)
Effect of basic to diluted shares (3)	(0.01)	—	—
Adjusted diluted earnings per share (EPS)	$2.08	$7.17	$6.68

(1) Other adjustments include the following pre-tax items:
2025:
(a) goodwill impairment of $6,723 million, or $13.63 per share ($13.62 after-tax), Magellan Health, Inc. (Magellan Health) impairment of $513 million, or $1.04 per share ($0.79 after-tax), intangible asset impairment related to the wind-down of certain contracts in the Other segment of $55 million, or $0.11 per share ($0.08 after-tax), exit costs related to the wind-down of certain contracts in the Other segment of $22 million, or $0.04 per share ($0.03 after-tax), a net loss on real estate transactions of $18 million, or $0.04 per share ($0.03 after-tax), a favorable adjustment to the gain on sale of Magellan Rx of $2 million, or $0.00 per share ($0.00 after-tax), and net gain on debt extinguishment of $1 million, or $0.00 per share ($0.00 after-tax).

i

2024:
(b) net gain on the previously reported divestiture of Magellan Specialty Health due to the achievement of contingent consideration and finalization of working capital adjustments of $83 million, or $0.16 per share ($0.12 after-tax), net gain on the sale of property of $24 million, or $0.04 per share ($0.03 after-tax), gain on the previously reported divestiture of Circle Health Group (Circle Health) of $20 million, or $0.04 per share ($0.12 after-tax), gain on the sale of Collaborative Health Systems (CHS) of $17 million, or $0.03 per share ($0.02 after-tax), Health Net Federal Services asset impairment due to the 2024 final ruling on the TRICARE Managed Care Support Contract of $14 million, or $0.03 per share ($0.02 after-tax), severance costs due to a restructuring of $13 million, or $0.02 per share ($0.01 after-tax), an additional loss on the divestiture of our Spanish and Central European businesses of $7 million, or $0.01 per share ($0.01 after-tax) and gain on the previously reported divestiture of HealthSmart due to the finalization of working capital adjustments of $7 million, or $0.01 per share ($0.01 after-tax).

2023:
(c) Circle Health impairment of $292 million, or $0.53 per share ($0.47 after-tax), Operose Health Group (Operose Health) impairment of $140 million, or $0.26 per share ($0.24 after-tax), real estate impairments of $105 million, or $0.19 per share ($0.16 after-tax), gain on the sale of Apixio of $93 million, or $0.17 per share ($0.12 after-tax), severance costs due to a restructuring of $79 million, or $0.15 per share ($0.11 after-tax), gain on the sale of Magellan Specialty Health of $79 million, or $0.14 per share ($0.11 after-tax), a reduction to the previously reported gain on the sale of Magellan Rx of $22 million, or $0.04 per share ($0.02 after-tax), gain on the previously reported divestiture of Centurion of $15 million, or $0.03 per share ($0.02 after-tax) and an additional loss on the divestiture of our Spanish and Central European businesses of $13 million, or $0.02 per share ($0.01 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. In addition, the year ended December 31, 2025, includes a tax benefit of $4 million, or $0.01 per share, related to tax adjustments on previously reported divestitures and impacts of the One Big Beautiful Bill Act (OBBBA). The year ended December 31, 2024, includes a tax benefit of $1 million, or $0.00 per share, related to tax adjustments on previously reported divestitures. The year ended December 31, 2023, includes a one-time income tax benefit of $69 million, or $0.13 per share, resulting from the distribution of long-term stock awards to the estate of the Company's former CEO and tax expense of $3 million, or $0.01 per share, related to tax adjustments on previously reported divestitures.

(3) Reflects the $0.01 impact of using 494,502 thousand shares in the calculation of adjusted diluted EPS for the year ended December 31, 2025. The additional 1,386 thousand shares for the year ended December 31, 2025 were excluded from the calculation of the GAAP net loss per share and related adjustments due to their anti-dilutive effect.

	Year Ended December 31,
	2025	2024	2023
GAAP selling, general and administrative expenses	$12,904	$12,400	$12,563
Less:
Acquisition and divestiture related expenses	4	82	69
Restructuring costs	22	13	79
Real estate optimization	2	—	8
Adjusted selling, general and administrative expenses	$12,876	$12,305	$12,407
ii

PART I

Item 1. Business

OVERVIEW

Our mission is to transform the health of the communities we serve, one person at a time. As the nation's largest managed care company focused on underserved populations, Centene is committed to helping people live healthier lives. Centene offers affordable and high-quality products to more than 1 in 15 individuals across the nation, including Medicaid and Medicare members (including Medicare Prescription Drug Plans) as well as individuals and families served by the Health Insurance Marketplace.

Centene provides access to high-quality healthcare, innovative programs and a wide range of health solutions that help families and individuals get well, stay well and be well. We believe the best way to deliver healthcare is with a personal approach, with local brands and local teams who live in, care about and directly influence the communities they serve – a key differentiator in our ability to provide access to quality care for our members. Our state-based plans are built on community expertise and backed by the depth, breadth, and experience of a leading national company. Our model is structured around partnership. By working hand-in-hand with providers, policymakers, and communities, we connect people to what matters most – not just healthcare, but essentials like food, housing, utilities, and transportation – to drive meaningful health outcomes.

With our scale and expertise, we are not only improving lives but also shaping the future of healthcare. From leveraging data to drive better outcomes across the nation to creating innovative programs to address barriers to care, we hope to redefine the healthcare experience. Our data and insights give us a powerful opportunity to anticipate needs, personalize care, and build a more affordable and effective healthcare system for tomorrow.

During 2025, we operated in four segments: Medicaid, Medicare, Commercial and Other.

•Medicaid - includes the Temporary Assistance for Needy Families (TANF) program; Medicaid Expansion programs; the Aged, Blind or Disabled (ABD) program; the Children's Health Insurance Program (CHIP); Long-Term Services and Supports (LTSS); Foster Care; Medicare-Medicaid Plans (MMP), which cover beneficiaries who are dually eligible for Medicaid and Medicare; and other state-based programs.
•Medicare - includes Medicare Advantage, Dual Eligible Special Needs Plans (D-SNPs), Medicare Prescription Drug Plans (PDP), also known as Medicare Part D, and Medicare Supplement.
•Commercial - includes the Health Insurance Marketplace product along with individual and commercial group, Individual Coverage Health Reimbursement Arrangement (ICHRA) and other off-exchange individual products.
•Other - includes our specialty pharmacy operations, vision and dental services, clinical healthcare, behavioral health, and centralized services, among others. We signed a definitive agreement to divest the remaining Magellan Health businesses in December 2025.

For the year ended December 31, 2025, our Medicaid, Commercial, Medicare and Other segments accounted for 57%, 21%, 19% and 3%, respectively, of our total external revenues. Our membership totaled 27.6 million as of December 31, 2025. For the year ended December 31, 2025, our total revenues were $194.8 billion and our total cash flow from operations was $5.1 billion.

Based on the most recent publicly available membership data, we are the nation's largest Medicaid and Marketplace insurer, as well as the largest stand-alone PDP provider. Our Medicare Advantage business includes one of the highest concentrations of D-SNP members among our peers, aligned with our focus on low-income, complex populations.

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

•Medicaid Expansion covers individuals under age 65 with incomes up to 138% of the federal poverty level, subject to each state's election.

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

•LTSS refers to a set of Medicaid-covered services that include Institutional/Residential Care (such as Nursing and Intermediate Care Facilities) and Home and Community Based Services (HCBS) for individuals who need assistance with activities of daily living. The largest share of LTSS spending is for older adults and individuals with physical disabilities, followed by individuals with intellectual and developmental disabilities, serious mental illness or other complex needs. Many states are increasingly adopting managed care models (MLTSS) to provide coordinated, person-centered care and expand access to HCBS.

•Most children in foster care are categorically eligible for Medicaid under federal law. Federal child welfare legislation requires states to address the health and well-being of children in foster care and provides funding and technical assistance to support these efforts in coordination with Medicaid. Under the Affordable Care Act (ACA), youth who age out of foster care at 18 and were in Medicaid at the time, are eligible for Medicaid coverage until age 26.

•A portion of Medicaid beneficiaries are dual-eligible, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. According to CMS, there were approximately 12 million dual-eligible enrollees in 2025. These members may receive assistance from Medicaid for benefits, such as nursing home care, HCBS and/or assistance with Medicare premiums and cost-sharing depending on their income level. Dual-eligibles use more services due to their tendency to have more chronic health conditions. We serve dual-eligibles primarily through our ABD and LTSS programs and through integrated Medicare products such as Medicare Advantage D-SNPs. We operated MMPs, which ended on December 31, 2025, as CMS transitioned to D-SNP-based integration.

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

Accordingly, in an effort to improve quality of care and the affordability of healthcare, the majority of states have mandated that their TANF recipients enroll in managed care plans and many are considering moving to a mandated managed care approach for additional populations and products. CMS estimates Medicaid spending will grow at an average annual rate of 7% to $1.5 trillion by 2031. Based on continued market growth, we believe a significant market opportunity exists for managed care organizations (MCOs) with operations and programs focused on the distinct socio-economic, cultural and healthcare needs of the uninsured population and the Medicaid populations.

We are the largest Medicaid health insurer in the country, serving 12.5 million Medicaid members in 30 states as of December 31, 2025. Our Medicaid contracts with the states of Florida and New York accounted for approximately 10% or more of our consolidated Medicaid premium revenues individually in the year ended December 31, 2025.

The One Big Beautiful Bill Act (OBBBA), passed in July 2025, includes requirements that may reduce the number of members eligible for state Medicaid Expansion programs by requiring work or community engagement by members and for state Medicaid agencies to redetermine member eligibility at more frequent intervals, along with adding a "Cost Sharing" or "Co-Pay" for certain medical services. These changes could have the effect of increasing the overall morbidity of the Medicaid Expansion population largely beginning in 2027, subject to state implementation plans. Several other provisions of the OBBBA, such as adjustments to provider taxes and state directed payments beginning in 2028, may have the effect of reducing the amount of federal funding for Medicaid, which could result in changes in the design of Medicaid programs, including coverage of benefits, eligibility, and/or provider payment rates. In particular, New York intends to terminate its Essentials Plan-5, which provided state-subsidized healthcare for individuals from 200% to 250% of the Federal Poverty Level (FPL) by July 1, 2026. The OBBBA also includes a restriction against paying certain providers designated as "prohibited entities" as of October 1, 2025, which has the potential to create access to care issues and network gaps. The timing of regulatory guidance and other rulemaking changes will be critical to ensuring state and MCO implementation readiness.

Medicare

Medicare is the federal health insurance program for people ages 65 and over, which was expanded to cover people under 65 with certain disabilities and people with end-stage renal disease requiring dialysis or kidney transplant. Medicare consists of four parts, labeled A through D. Part A provides hospitalization benefits financed largely through Social Security taxes and requires beneficiaries to pay out-of-pocket deductibles and coinsurance. Part B provides benefits for medically necessary services and supplies including outpatient care, physician services and home health care. Parts A and B are referred to as Original Medicare. Revenues from CMS are significant to the segment.

CMS estimates Medicare spending will grow at an average annual rate of 8% to $1.9 trillion by 2031. Over 40% of Medicare spend in 2024 was in Medicare fee-for-service, representing a notable market opportunity to increase penetration of the Medicare Advantage products.

Medicare Advantage

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

As of December 31, 2025, we served 1.0 million Medicare Advantage members across 32 states, primarily under the brand name Wellcare.

Medicare Prescription Drug Plan

Medicare prescription drug coverage, or Medicare Part D, is a voluntary benefit for Medicare beneficiaries. The Medicare Part D prescription drug benefit is supported by risk sharing with the federal government through risk corridors designed to limit the losses and gains of the participating drug plans by providing a portion of reinsurance for catastrophic drug costs. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for risk factor payments. Additional subsidies are provided for dually eligible beneficiaries and specified low-income beneficiaries.

MCOs contract with CMS to serve as plan sponsors offering stand-alone Medicare Part D PDPs to Medicare-eligible beneficiaries. PDPs offer national in-network prescription drug coverage, and may include a preferred pharmacy network, subject to limitations in certain circumstances. Unless CMS is notified of non-renewal and the non-renewal is effectuated by not filing a bid in June, Medicare Advantage and PDP contracts with CMS are renewed for successive one-year terms each September. Should CMS decide not to renew a contract, CMS must notify MCOs on or before August 1, and the plan would be terminated effective December 31 of that year. Our 2026 PDP bids were below the benchmarks for all 34 CMS regions, compared to our 2025 PDP bids, which resulted in 33 of 34 CMS regions for which we were below the benchmarks and one region for which we were above the benchmark.

The Inflation Reduction Act (IRA) significantly changed Medicare Part D, impacting stand-alone Medicare PDPs as well as the Part D benefit in many of our Medicare Advantage plans beginning in 2025, most notably by eliminating the coverage gap and capping members' annual out-of-pocket costs at $2,000 in order to provide more predictable and affordable prescription drug coverage for Medicare beneficiaries. The members' Part D annual out-of-pocket cap for 2026 is $2,100. The IRA changes effective for 2025 resulted in a meaningful shift in cost-sharing responsibilities between members, drug companies, CMS, and PDPs and have resulted in a significant increase in our premiums in consideration for our PDPs' responsibility for a larger portion of total Part D benefit costs. Starting in 2026, CMS created a Drug Subsidy to compensate plans for the loss of the Manufacturer Discount Program (MDP) for maximum fair price drugs. To help mitigate significant premium impacts and address these changes, CMS introduced the Medicare Part D Premium Stabilization Demonstration program. This program began in calendar year 2025 and was intended by CMS to exist for three years. The parameters of the program are expected to be different each year. For example, in 2025, participating PDPs operated under narrowed risk corridor thresholds as part of the supports CMS introduced to limit market volatility. For 2026, CMS eliminated these narrowed risk corridors entirely, shifting PDPs back toward standard program financial risk‑sharing. We continue to advocate for policies that promote cost-effective, high-quality care for our PDP enrolled members.

We began providing PDP coverage in 2006 and have continued to prioritize plans offering low premiums, deductibles and cost sharing. We offer stand-alone PDPs in 50 states and the District of Columbia and served 8.1 million members as of December 31, 2025, making us the country's largest stand-alone PDP provider.

Dual-Eligible Alignment

CMS regulations are promoting greater alignment and integration for dual-eligible members across both programs, whereby full dual beneficiaries would be enrolled under the same company's Medicaid and Medicare plan, improving the quality of care and overall member experience. With over 70% of the approximately 12 million fully-eligible duals population not in integrated care plans, we see significant opportunity to advance care management, improve member engagement and improve the affordability of healthcare through this process. D-SNPs offer various levels of integration of benefits, care coordination (e.g., care management), and processes (e.g., appeals and grievances, claims, materials) depending on the plan type. Fully Integrated Dual Eligible (FIDE) plans provide Medicaid and Medicare benefits, including LTSS and behavioral health through one plan under one legal entity. Highly Integrated Dual Eligible (HIDE) plans can offer Medicaid and Medicare benefits from different plans under different legal entities owned by the same parent organization. These HIDE plans have some differences in the Medicaid benefit offering requirements compared to FIDE plans. Lastly, Coordination-Only Dual Eligible plans can coordinate care with Medicaid fee-for-service or Medicaid MCOs from different parent organizations and in some states can also serve partial dual-eligibles who do not receive full Medicaid benefits. Accordingly, we have been refining our Medicare footprint to overlap more closely with our Medicaid presence to provide D-SNP offerings that support alignment and have one of the highest D-SNP concentrations among our peers.

CMS regulations will require beneficiaries dually enrolled in Medicare and in a Medicaid managed care plan to receive integrated care through the Medicaid company's Medicare Advantage D-SNPs beginning in 2030, with certain restrictions beginning in 2027. Integrated D-SNPs are designed to enhance the coordination of care and streamline services while delivering improved outcomes. We believe we are positioned well given our overlapping Medicaid and Medicare Advantage footprints and we will continue to place enterprise-level focus on the D-SNP opportunity to drive long-term growth.

Commercial

We offer commercial health insurance products to individuals through the ACA Health Insurance Marketplace, and through large and small employer groups in limited areas. These plans offer differing benefit designs and varying levels of co-payments at different premium rates. These plans facilitate access to healthcare services for our members through network contracts with physicians, hospitals and other providers. Coverage typically is subject to copays and can also be subject to deductibles and coinsurance. As our commercial members reach their deductibles and out-of-pocket maximums, our medical costs rise, creating seasonality in the business with a higher percentage of earnings in the first half of the year.

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

Premium subsidies are provided to individuals and families without access to other coverage and with incomes above 100% of the federal poverty level to make coverage more affordable. Consumers who qualify for subsidies may choose how much of the tax credit to apply to their premiums each month, up to the maximum amount for which they are eligible. The amount of subsidy an enrollee may receive depends on household income and the cost of the second lowest cost silver plan available to enrollees in their local area. Temporary enhanced subsidies were made available by the American Rescue Plan Act (ARPA), which were further extended through 2025 pursuant to the IRA. The enhanced eligibility extended by the IRA expired at the end of 2025. While enhanced eligibility has expired, APTCs are still in force and provide meaningful subsidies to eligible members.

We are the largest Marketplace carrier, serving 5.5 million members across 29 states as of December 31, 2025, under the brand name Ambetter Health. Revenues from CMS are significant to the segment.

The Marketplace Integrity and Affordability Final Rule (Final Rule) was published in the Federal Register on June 25, 2025. The Final Rule makes changes to policies to strengthen program integrity measures in the Marketplace. For example, the Special Enrollment Period for those under 150% of the FPL has been repealed beginning August 25, 2025. Several of the provisions of the Final Rule have been stayed due to ongoing litigation. These include a requirement for certain consumers who automatically re-enroll into a fully subsidized Marketplace plan to be re-enrolled into the same plan with a $5 premium until the consumer updates their exchange application to confirm APTC eligibility. Additionally, exchanges may no longer accept a consumer's self-attestation of projected annual household income when the Internal Revenue Service (IRS) cannot verify it due to lack of tax return data; rather, exchanges must verify household income using other trusted data sources.

In addition, the OBBBA placed additional restrictions on APTC requirements. For example, beginning January 1, 2026, should individuals mis-estimate their projected income, the OBBBA requires them to reimburse the IRS for the full amount of excess tax credit received. In addition, as of January 1, 2026, the OBBBA prohibits individuals from receiving APTCs if they enroll in health coverage through a Special Enrollment Period associated with their income. We anticipate that the combined effect of the expiration of the Enhanced APTCs, the Final Rule, and the OBBBA will reduce 2026 Marketplace membership and continue to increase the overall morbidity of the Marketplace population. During the third quarter of 2025, we reacted to an evolving regulatory and market environment and took corrective pricing actions for 2026 in states covering 95% of Marketplace membership. We continue to advocate for legislation and regulations aimed at leveraging Medicaid and the Health Insurance Marketplace to maintain health insurance coverage and affordability for consumers.

Individual Coverage Health Reimbursement Arrangement (ICHRA)

We see an opportunity for market disruption of employer-sponsored insurance through ICHRAs. An ICHRA allows employers of all sizes to directly reimburse employees for individual health insurance premiums and qualifying medical expenses tax free in lieu of traditional employer-sponsored health insurance. The ICHRA model relies heavily on off-exchange, individual health insurance coverage as the most efficient way to use the funds. These off-exchange plans often mimic employer-provided coverage in benefit design. They are designed to provide comprehensive, consistent coverage and benefits that meet members' needs.

Using an ICHRA allows employees to tap into a competitive marketplace and a risk pool larger than the employer's risk pool creating the opportunity for lower, more consistent premiums each year. At the same time, this approach allows employees to find products that better fit their needs. Given the full commercial group market covers over 170 million Americans, we see a significant addressable market over the long term. Ambetter Health Solutions, our off-exchange marketplace business offerings, delivers individual health insurance plans that are compatible with ICHRAs. Ambetter Health Solutions supports employers who choose to adopt this reimbursement model by providing employees with access to affordable, customizable and dependable coverage options. We operated plans designed to attract ICHRA membership in off-exchange plans in 6 states in 2025, and expanded coverage to 13 states in 2026.

Other

Our Other segment includes:

•Specialty Pharmacy. AcariaHealth provides specialty pharmacy services for patients with complex and chronic conditions. Leveraging national scale and personalized clinical support, AcariaHealth collaborates with providers and payers to improve access and optimize patient outcomes. AcariaHealth also administers free drug programs for pharmaceutical manufacturers and operates a full-service wholesale distribution pharmacy.

•Behavioral Health. Magellan Health, Inc. (Magellan Health) supports innovative ways of accessing better health through technology, while remaining focused on the critical personal relationships that are necessary to achieve a healthy, vibrant life. Magellan's customers include health plans and other MCOs, employers, labor unions, various military and state and federal governmental agencies, and third-party administrators. We signed a definitive agreement to divest the remaining Magellan Health businesses in December 2025.

•Vision and Dental Services. Our fully integrated vision and dental health programs include benefits beyond traditional medical benefits. Our vision benefit program administers routine and surgical eye care benefits through a contracted national network of eye care providers. Through the dental benefit, we are dedicated to improving oral health through a contracted network of dental healthcare providers.

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

•Centralized Services. Each of our health plans contracts with our corporate management companies to provide certain functions required to manage the health plan which often include salaries and wages for personnel, rent, utilities, population health management, provider contracting, compliance, member services, claims processing, pharmacy oversight services, information technology, cash management, finance and accounting and other services.

OUR COMPETITIVE STRENGTHS

Our approach is based on the following key competitive strengths:

•Focus and Experience. Centene was established as a Medicaid company, anchored around long-lasting, trusted relationships, with a continual focus on low-income populations. Since our founding more than 40 years ago, we have forged new paths developing innovative solutions and addressing the evolving needs of our members, earning Centene an important seat at the table and a powerful voice to shape the conversation at the state and federal level. As a result of these efforts, we are the nation's largest Medicaid and Marketplace insurer as well as the largest stand-alone PDP provider, based on the most recent publicly available membership data. Additionally, our Medicare Advantage business includes one of the highest concentrations of D-SNP members among our peers, aligned with our focus on low-income, complex populations. As states increasingly move to integrate care for individuals who are dually eligible for both Medicaid and Medicare, our expertise uniquely positions us to serve this population of 12 million beneficiaries nationwide. We are positioned at the nexus of affordability and choice, ready to meet the needs of consumers who increasingly seek innovative products like ICHRAs.

•Local Approach. Our local approach to delivering healthcare enables us to meet members and providers in the communities where they are to facilitate member access to high-quality, culturally sensitive healthcare services. Our programs and services are tailored to the unique individuals we serve and include a broad range of initiatives to address upstream drivers of health such as food insecurity, housing instability, unemployment and access to transportation, which contribute to health disparities among underserved communities. With local leadership owning all three lines of business within each health plan, we are able to translate local best practices from our Medicaid business into product development, distribution, network and pricing decisions we make for our Marketplace and Medicare businesses. We know what our customers will value because we live and work alongside them every day.

•Partnerships. Centene's partnership mindset allows us to design solutions for our members that integrate the most relevant, most local and most innovative capabilities in an agile and capital-efficient way. Partnership has become both a strategy and discipline: finding, measuring and maintaining the best partners over time. That includes building partnerships with the best providers for our members and investing in data and engagement models that empower them to deliver better health outcomes. For example, we entered into a partnership with the National Association of Community Health Centers to enhance value-based care adoption, further strengthening Community Health Centers' ability to deliver high-quality, patient-centered care and improve maternal child health outcomes.

•People. Through an intentional focus on building a One CenTeam culture, we have elevated and unleashed the power of 61,100 team members who uniquely understand how to serve our members and are committed to our mission of transforming the health of the communities we serve, one person at a time.

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

•Commitment to quality and improved health outcomes. We demonstrate this through obtaining health plan accreditations, such as National Committee for Quality Assurance (NCQA), which assesses the effectiveness of our structure and operational processes, clinical quality and member satisfaction. We have developed care coordination, case management and clinical programs focused on key prevention and chronic conditions. Additionally, we have launched a multi-year plan to improve quality across the enterprise with a strong focus on enhanced patient experience and access to care, which lays the foundation for strong quality ratings in the future, including Medicare Star ratings, Medicaid Health Plan Rating (HPR) and Marketplace Quality Rating System (QRS).

•Community-specific healthcare programs and a focus on addressing healthcare gaps. Our expertise in government-sponsored programs has helped us establish and maintain strong relationships with community-based organizations and local providers, as well as our state and federal partners. Our health plans develop tailored, local programs and campaigns to support members through solutions that promote whole-person care and enhance healthcare for all.

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

•The Provider Portal delivers claims and eligibility information, prior authorization submissions and status, member panels, care gaps, patient analytics and provider analytics to contracted providers to drive provider engagement and improve patient outcomes. Data and reporting are delivered via our secure, user-friendly web-based provider portal or a third-party, payor-agnostic portal which supports a more streamlined workflow for providers.

Our contracted physicians also benefit from several of the services offered to our members and population health management programs, which assist physicians in managing their patients with chronic diseases.

Quality Improvement

Quality improvement is foundational for our organization. Our commitment to achieving better health outcomes for our members has led to expanded focus and investment on key initiatives involving people, processes, technology and partnership management.

Through these initiatives, we have:

•continued to standardize core quality processes and programs, including those focused on member engagement and care gap closure, encouraging members' active participation with primary care physicians and their care team;

•expanded the use of advanced analytics and enhanced our real-time operational dashboards to strategically track numerous quality performance and benchmarks;

•enhanced data availability to improve our ability to identify and analyze member care gaps, enabling more informed decision-making and personalized interventions to improve member satisfaction;

•advanced local relationships with providers to improve access and quality of care for our members as this will drive greater quality care outcomes.

In connection with these initiatives, we have utilized artificial intelligence (AI), Machine Learning (ML), and predictive modeling in ways that lower costs, advance access to value-based care and increase operational efficiencies for each of our employees, members, vendors and provider partners. We have developed policies and a governance structure to review appropriate use and evaluate model output to consistently keep "Humans in the Loop". We serve a diverse and largely vulnerable member population, and our data science team collaborates closely in the development of the use of AI technology to ensure that the risks of harmful bias are appropriately mitigated. Importantly, we do not use AI to deny requests for prior authorization. Our clinicians are at the forefront of member-facing model development and evaluation, and we employ a layered approach to keep "Humans in the Loop" through model training, monitoring, and active human engagement in decision-making.

We believe these initiatives will improve members' overall health and healthcare experience and help us achieve stronger quality scores overall, such as Medicare Star ratings, Medicaid HPR and Marketplace QRS.

CMS developed the Medicare Advantage Five-Star Quality Rating System to help consumers choose among competing plans, awarding between 1.0 and 5.0 Stars to Medicare Advantage plans based on performance on composite measures of quality. The parent organization's Star rating is used for new Medicare Advantage contracts while existing contracts follow their individual Star ratings to determine bonus payments.

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

Accreditation is another way to demonstrate our ability to provide access to quality care for our members as well as supporting state specific requirements. The majority of state Medicaid programs also have specific quality measures that drive our clinical quality improvement efforts. Performance is monitored by health plan quality improvement committees and our corporate population health management and quality improvement teams.

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

CMS sets forth requirements that govern corporate compliance programs in the healthcare industry. Additionally, compliance programs are assessed against regulations and guidelines such as: the Federal Organizational Sentencing Guidelines, the Department of Justice's Evaluation of Corporate Compliance Programs, and the Compliance Program Guidance series issued by the Department of Health and Human Services' Office of the Inspector General. There are seven elements suggested by these authorities to ensure an effective compliance program.

These seven elements are:

•written standards of conduct;
•designation of compliance officers and compliance committees;
•effective training and education;
•effective lines for reporting and communication;
•enforcement of standards through well-publicized disciplinary guidelines and actions;
•internal monitoring and auditing; and
•prompt response to detected offenses and development of corrective action plans.

The goal of our Ethics and Compliance Program is to build a culture of integrity, ethics and compliance, which is assessed periodically to measure engagement and effectiveness. Our Ethics and Compliance intranet site, accessible to all team members, links to our Code of Conduct and guidance for team members to assist them in reporting concerns or asking questions. Our Ethics and Compliance Helpline is a toll-free number and web-based reporting tool operated by a third-party independent of the Company and allows team members or other persons to anonymously report suspected incidents of misconduct, fraud, waste, abuse or other compliance violations, concerns or questions. Furthermore, our Board of Directors' Audit and Compliance Committee reviews ethics and compliance report data quarterly.

CORPORATE SUSTAINABILITY

Our steadfast commitment to the health and social well-being of our communities, fostering a healthy environment and our culture of sound and ethical corporate governance, extends far beyond individual programs or initiatives. We provide access to high-quality healthcare, innovative programs, and a wide range of health solutions that help people live healthier lives. Our mission is to transform the health of the communities we serve, one person at a time. Our Corporate Sustainability Framework (the Framework) is comprised of areas of focus core to our mission, our strategy, and to delivering positive impact and long-term value to our stakeholders. The Framework highlights our commitment to healthy individuals and healthy communities and builds upon our long history of identifying and removing barriers to health. Implementation of the Framework is overseen by the Board of Directors' Governance Committee and corporate sustainability initiatives throughout the organization are driven by a cross-functional network of executives.

We issue an annual Corporate Responsibility Report, which highlights how we advance our strategy in a way that proudly reflects our mission and values. Our Corporate Sustainability Framework and Inclusive Business Practices are core to these efforts, guiding us to operate responsibly across economic, social, and environmental dimensions while embedding inclusion and experiential intelligence throughout our business decisions, strategies, and workforce development. This report shows how these principles shape operations, strengthen access, and improve outcomes for the diverse populations we serve. We also annually issue a Task Force on Climate-related Financial Disclosures (TCFD) Index report outlining our governance structure, strategy, risks, opportunities and metrics related to managing climate change, and a SASB Index report aligned with the SASB Managed Care standards maintained by the International Sustainability Standards Board providing corporate sustainability disclosures to our stakeholders. Corporate sustainability financial reporting disclosures are overseen by the Board of Directors' Audit and Compliance Committee. Interested parties can find our corporate sustainability-related reports within the Investors section of our website at https://investors.centene.com/sustainability. Please note: Nothing on our website, including our corporate sustainability reports or sections thereof, shall be deemed incorporated by reference into this Annual Report.

COMPETITION

We operate in a highly competitive and evolving industry characterized by business consolidations, strategic partnerships, market pressures, and ongoing regulatory and legislative changes at both at the federal and state levels, including healthcare reform initiatives described under the heading "Regulation." Shifts in the political environment may further influence the competitive landscape.

We compete with MCOs, specialty providers and emerging non-traditional entrants to secure and retain state, county, federal, and commercial contracts. Government agencies evaluate multiple factors before awarding contracts, including quality of care, provider network access, administrative efficiency, financial strength, prior performance, and local market investments.

Competition also extends to member acquisition and retention. Individuals typically select health plans based on quality of care and services, provider network inclusion, ease of access, and supplemental benefits. Key drivers of our competitive position include:

•Breadth and pricing of benefit plans
•Size and quality of provider networks
•Service quality and responsiveness
•Quality ratings and reputation
•Financial stability and resources
•Comprehensive coverage and product diversity
•Local market presence

We also compete to build and maintain provider networks. Providers consider member volume, reimbursement rates, experience with value-based payment programs, speed of payment, and administrative support when contracting with health plans. See "Risk Factors - Competition may limit our ability to increase penetration of the markets that we serve."

The relative importance of these factors and the identity of our competitors vary by geography and product line. We believe that our scale, diversified offerings, strong provider relationships and commitment to quality position us to compete effectively across markets.

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

The ACA transformed the U.S. healthcare system through a series of complex initiatives. Some of the ACA's most significant provisions include the imposition of fees, assessments and taxes; the establishment of federally-facilitated and state-based Health Insurance Marketplaces where individuals and small groups may purchase health coverage; the implementation of certain premium stabilization programs designed to apportion risk amongst insurers; and optional Medicaid Expansion. State and federal regulators have continued to provide additional guidance and specificity to the ACA, and we continue to monitor this new information and evaluate its potential impact on our business. For a further discussion of the ACA, see "Risk Factors - Significant changes to the ACA and the other government-sponsored healthcare programs in which we participate could materially and adversely affect our results of operations, financial condition, and cash flows."

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

As of December 31, 2025, we operated in 29 states under federally-facilitated Marketplace contracts with CMS and state-based exchanges. We also operate under a Memorandum of Understanding with the Arkansas Department of Human Services Division of Medical Services and the Arkansas Insurance Department to participate in the Medicaid expansion model that Arkansas has adopted (referred to as AR Health and Opportunity for Me program).

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

Our program integrity efforts aim to detect, prevent and correct fraud, waste and abuse. In addition to investigating leads from members, providers and our own team members, we use data analytics to identify suspicious activity and, as appropriate, will deny improperly billed claims, recover improperly made payments and make referrals to regulatory entities and law enforcement for further review. The laws and regulations relating to fraud, waste and abuse and the requirements applicable to health plans, PDPs and providers participating in these programs are complex and change regularly. Compliance with these laws may require substantial resources. We are constantly looking for ways to improve our fraud, waste and abuse detection methods through new technology and enhanced analytics. While we have both prospective and retrospective processes to identify abusive patterns and fraudulent billing, our anti-fraud strategy continues to focus on increasing our capabilities to proactively detect inappropriate billing prior to payment.

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

HUMAN CAPITAL RESOURCES

As of December 31, 2025, we had approximately 61,100 team members. Our team members are guided by our mission-driven culture. Our culture values of accountability, courage, curiosity, trust and service guide our workforce and foster high-performing teams that serve our customers and key stakeholders each day while delivering against our long-term strategic goals. We intentionally attract, develop and retain top talent who bring a broad range of voices and experiences, passion and vision to help us transform the health of the communities we serve.

Compensation and Other Benefits

We have a pay-for-performance compensation philosophy and are committed to fair and competitive compensation practices designed to retain and attract top talent. We align our team members' compensation with their skills, experiences, contributions and performance. We offer benefits to our team members to help them achieve optimum work-life balance and meet their needs as well as the needs of their families. In addition to traditional healthcare benefits, we also offer various wellness programs, an employee assistance program, tuition reimbursement/educational assistance, a 401(k) retirement plan, an employee stock purchase plan, as well as programs for family support such as adoption assistance, back-up dependent care, parental leave and caregiver leave. Our parental leave offers six weeks of fully compensated time for caregivers with an additional eight weeks for mothers, providing up to 14 weeks of fully compensated maternity leave. In addition, we offer paid community volunteer time to encourage our team members to participate in volunteer programs and support local communities.

Talent Acquisition and Development

Through our robust talent infrastructure, we continue working to deepen and prepare our talent bench and workforce, which is instrumental to executing our long-term business strategy. Our talent advisors and hiring leaders recruit from across the country to develop a workforce possessing outstanding capabilities and a wide range of perspectives and lived experiences. We are committed to developing a skill-rich workforce who can thrive in the evolving world of work, enabling our organization to further accelerate growth, inclusivity and innovation. Through Centene University, accessible to our team members, we have designed learning and development at scale, using new digital tools, real-time virtual learnings and customized leadership development programs in a modern learning environment. In addition to building new workforce skills, we utilize our ongoing enterprise talent reviews, succession planning, career development planning and comprehensive workforce analytics to provide insights to senior leaders to inform actions and drive intentional talent results. We have a dynamic approach to performance reviews, discussing performance at key milestones throughout the year to support our team members' continuous career growth and talent development. Additionally, our employee engagement tool allows team members to provide candid feedback to the organization throughout the year, enabling leaders to measure, monitor, and improve employee engagement and workforce culture.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers, including their ages, at February 13, 2026:

Name	Age	Position
Sarah M. London	45	Chief Executive Officer
Andrew L. Asher	57	Executive Vice President, Chief Financial Officer
Katie N. Casso	44	Senior Vice President, Finance, Corporate Controller and Chief Accounting Officer
Christopher A. Koster	61	Executive Vice President, Secretary and General Counsel
Tanya M. McNally	52	Chief People Officer
Susan R. Smith	50	Chief Operating Officer

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

Risks Relating to Our Business

Failure to timely and effectively identify and mitigate medical cost trends and receive adequate rate adjustments to account for increased acuity could have a material adverse effect on our results of operations, financial condition and cash flows.

Our profitability depends to a significant degree on our ability to accurately estimate and effectively manage expenses related to health benefits through, among other things, our ability to contract favorably with hospitals, physicians and other healthcare providers, as well as related administrative costs. For example, our government-sponsored health programs revenue is often based on bids submitted before the start of the initial contract year. If our actual medical expenses exceed our estimates for any reason, our health benefits ratio (HBR), or our expenses related to medical services as a percentage of premium revenues, would increase and our profits would decline. For example, late in the second quarter of 2025, data from an independent actuarial firm suggested a materially higher implied aggregate morbidity of the Marketplace membership as a whole than anticipated, resulting in a significant reduction of our expected net risk adjustment revenue for 2025. In addition, during 2025, our Medicaid membership had higher than expected medical costs, including due to unanticipated increased costs in behavioral health, home health and high-cost drugs. Because of the narrow margins of our health plan business, relatively small changes in our HBR can create significant changes in our financial results. Changes in healthcare regulations and practices, including due to the OBBBA, the level of utilization of healthcare services, including due to eligibility changes, benefit design, provider or consumer behavior changes, out-of-network utilization and pricing, medical claim submission patterns, including due to the use of artificial intelligence, hospital and pharmaceutical costs, including new high-cost specialty drugs, unexpected events, such as natural disasters, the effects of climate change, acts of war or aggression, geopolitical instability, major epidemics, pandemics and their resurgence, or newly emergent diseases, new medical technologies, increases in provider fraud, tariffs, unexpected increases in taxes and fees, including provider taxes, and other external factors, including general economic conditions such as interest rates, inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately predict and effectively control the costs of providing health benefits. Also, member and provider behavior could continue to be influenced by the uncertainty surrounding the availability, affordability, funding and access to health insurance, whether under Medicaid programs or the Affordable Care Act (ACA) or the OBBBA, including due to the expiration of the Enhanced Advance Premium Tax Credits (APTCs) and additional program integrity initiatives for Marketplace products.

In addition, as a result of the expiration of the public health emergency (PHE) due to the COVID-19 pandemic, and the resulting Medicaid redeterminations process, as well as changes in state benefit designs, we have continued to experience a higher HBR related to the remaining members, due to the acuity profile of this membership, as well as the gaps in eligibility for certain members who have rejoined the Medicaid plans. In particular, as part of the Medicaid rate setting process, state actuaries determine actuarial soundness of rates based on historical data. The delay in time between making claims payments and receiving rate adjustments when we experience an increased rate of change in medical expenses, whether due to the increased acuity profile of the membership or the increased utilization of health care services, such as behavioral health, home health and high-cost drugs, may cause the profitability of our Medicaid plans to be reduced. While we continue to work with our state partners to match rates to acuity to reflect more recent experience, such rate adjustments may be delayed or insufficient to offset the increased acuity.

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

Assumptions and estimates are utilized in establishing premium deficiency reserves, when necessary. In the instance a premium deficiency reserve is necessary, if our assumptions are inaccurate, we may be required to increase our premium deficiency reserves which could have a material adverse effect on our results of operations and financial condition.

Additionally, when we commence operations in a new state or region or launch a new product, we have limited information with which to estimate our medical claims liability and continuity of care requirements, which can affect our ability to accurately predict medical claims. For a period of time after the inception of the new business, we base our estimates on government-provided historical actuarial data and limited actual incurred and received claims and inpatient acuity information. In addition, we have limited ability to manage the utilization of services until continuity of care requirements expire. For example, in 2025, we had higher utilization than we expected in several applied behavioral health services programs. The addition of new categories of eligible individuals, as well as evolving Health Insurance Marketplace plans and eligibility changes, may pose difficulty in estimating our medical claims liability.

From time to time in the past, our actual results have varied from our estimates, particularly in times of significant changes in the number and acuity profile of our members. If it is determined that our estimates are significantly different than actual results, our results of operations and financial condition could be materially adversely affected. In addition, if there is a significant delay in our receipt of premiums, our business operations, cash flows or earnings could be negatively impacted.

Any failure to adequately and timely price or anticipate demand for products offered, anticipate changes to the competitive landscape or any reduction in products offered for Medicare and in the Health Insurance Marketplace may have a material adverse effect on our results of operations, financial condition and cash flows.

In the Health Insurance Marketplace, we may be adversely impacted if we have not accurately and timely predicted the health needs of our members, including individuals exiting or entering the market, causing the morbidity of the risk pool to rise without a proportionate change to risk adjustment. The premium rates we charge are typically determined in the summer prior to the next plan year, and delays in receiving data upon which the assumptions our based may impact our ability to timely adjust and receive state approval for these rates. In addition, the risk adjustment provisions of the ACA established to apportion risk amongst insurers may not be effective in appropriately mitigating the financial risks related to the Health Insurance Marketplace product, are affected by our members' acuity relative to the membership acuity of other insurers and are subject to a high degree of estimation and variability, including estimation of the ultimate level of program funding based on the financial performance of other insurers. For example, late in the second quarter of 2025, we made a significant negative adjustment to our expected net risk adjustment revenue attributable to the 2025 Marketplace plan year. Further, changes in the competitive market for both Health Insurance Marketplace and the Medicare products over time, unanticipated changes to member eligibility requirements or verification processes in the program design, including due to changes to the expiration of the Enhanced APTCs and the timing of those changes, additional program integrity initiatives that have the effect of reducing membership or causing the morbidity of the risk pool to rise, changes in consumer or provider behavior, or changes in the financial incentives of individuals, brokers and competitors to participate in such products may make pricing difficult to predict. For example, competitors may introduce pricing, broker incentives or broker distribution channels that we may not be able to match, which may adversely affect our ability to compete effectively. Competitors may also choose to exit the market altogether or otherwise suffer financial difficulty, which could adversely impact the pool of potential insured, affect collectability of risk adjustment payable or require us to increase premium rates. Any significant variation from our expectations regarding acuity of our members, the Marketplace membership as a whole, enrollment levels, adverse selection, out-of-network costs or other increased costs, including due to tariffs or other assumptions utilized in setting adequate premium rates could have a material adverse effect on our results of operations, financial condition and cash flows for both our Health Insurance Marketplace and Medicare products. While we have received approvals in the vast majority of states for our 2026 refiled Marketplace rates reflecting the increased medical expenses we experienced in 2025 and adjusted our benefit design and strategy, these actions may not be sufficient to maintain or increase the profitability of these products, which may unfavorably impact our results of operations and financial condition and may be material.

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

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to negative outcomes from program audits, sanctions, penalties or other actions; if we do not submit adequate bids in our existing markets or any expansion markets; if our existing contracts are modified or terminated; or if we fail to maintain or improve our quality Star ratings, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our results of operations and financial performance. As of December 2025, approximately 60% of our Medicare Advantage membership was associated with contracts rated 3.5 stars or better. While we continue to focus on Star rating improvement, we may not be able to improve or maintain our Star ratings. Additionally, although we expect to have a higher percentage of D-SNP members than most of our competitors, we may be unsuccessful in advocating for adjustments in the Star score rating system or other risk adjustment criteria to reflect the socio-economic barriers to health for this population.

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

CMS establishes annually different pricing components of the Medicare Advantage program that may not adequately reflect changes in the underlying health care costs, and which may reduce the profitability or desirability of various Medicare Advantage plans. For calendar year 2026, CMS again applied a negative rate adjustment for risk model revisions and fee for service normalization. On January 26, 2026, CMS released its draft 2027 Medicare rate announcement. We believe these rates are insufficient to reflect the increases in continuing medical cost trend. In addition, CMS' risk model may not account for the full severity of several chronic conditions, which could also disproportionately affect the dual-eligible population which is more medically complex and faces additional socio-economic barriers to health compared to others. As a result of these changes and potential future changes to Medicare Advantage pricing components, we may not be able to design products that will be profitable, attractive or competitive for this population.

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

Government customers have performed and continue to perform audits of selected plans to validate the provider coding practices under the risk adjustment model used to calculate the premium paid for each member. In 2023, CMS announced the removal of the fee-for-service adjuster from the risk adjustment data validation audit methodology beginning for audit year 2018, which could increase our audit error scores. Additionally in 2025, CMS announced the intent to accelerate the timing and expand the scope of risk adjustment data validation audits. We anticipate that CMS will continue to conduct audits of our Medicare contracts and contract years on an on-going basis with increased focus. An audit may result in the refund of premiums to CMS. It is likely that a payment adjustment could occur as a result of these audits; and any such adjustment could have a material adverse effect on our results of operations, financial condition and cash flows.

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

When our contracts with government entities expire, they may be opened for bidding by competing healthcare providers, and there is no guarantee that our contracts will be renewed or extended. For example, we are currently protesting the Texas and Georgia Medicaid reprocurements in which we were not a successful bidder. In addition, as part of the normal course of business, our Medicaid contracts are routinely up for reprocurement. Competitors may be more aggressive in the descriptions of their capabilities and the assumptions utilized in their bids or more willing to accept the financial and other terms offered by the states. Even if our responsive bids are successful, the bids may be based upon assumptions or other factors which could result in the contracts being less profitable than we had anticipated. Further, our government contracts contain certain provisions regarding readiness review, eligibility, enrollment and dis-enrollment processes for covered services, eligible providers, periodic financial and informational reporting, financial standards, quality assurance, timeliness of claims payment, compliance with contract terms and law and our agreement to maintain a Medicare plan in the state, among other things, and are subject to cancellation if we fail to perform in accordance with the standards set by regulatory agencies.

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

We derive a portion of our cash flow and gross margin from our PDP operations, for which we submit annual bids for participation. The results of our bids and the design of the risk-sharing program could have a material adverse effect on our results of operations, financial condition and cash flows.

A significant portion of our PDP membership is obtained from the auto-assignment of beneficiaries in CMS-designated regions where our PDP premium bids are below benchmarks of other plans' bids. In general, our premium bids are based on assumptions regarding PDP membership, utilization, drug costs, drug rebates and other factors for each region. Our 2026 PDP bids were below the benchmarks for all 34 CMS regions, compared to our 2025 PDP bids, which resulted in 33 of 34 CMS regions for which we were below the benchmarks and one region for which we were above the benchmark. As of January 1, 2026, we experienced an increase to over 8.7 million PDP members compared to 8.1 million in December 2025, due to our 2026 bid positioning. If our future Part D premium bids are not below the CMS benchmarks, we risk losing PDP members who were previously assigned to us and we may not have additional PDP members auto-assigned to us, which could materially reduce our revenue.

In addition, the IRA has substantially increased PDP's risk exposure. Under the IRA, PDP plan costs increased significantly due to a reduction in members cost share (close of coverage gap, and the $2,000 cap on member out-of-pocket expenses) and a decrease in federal reinsurance (from 80% to 20%, while a greater portion of the plan drug costs fall into the catastrophic phase). These changes have led to heightened underwriting risks and increased market volatility and uncertainty for future bids, which could materially reduce our revenue and profit. The IRA also offers Part D enrollees the option to defer payment of out-of-pocket prescription drug costs across monthly payments throughout the benefit year instead of to the pharmacy at the point of sale under the Medicare Prescription Payment Plan (M3P). This change may lead to increased bad debt exposure along with potential challenges with collecting deductibles and other cost-sharing amounts from beneficiaries. The change may also lead to estimation uncertainty as we develop our experience with the M3P. Due to the uncertainty of the new Part D pricing structure, Centene has elected into the Part D Premium Stabilization Demonstration program, which subsidizes member premiums and provides additional protection through the risk corridor in the event of unforeseen losses, but such election may not be sufficient to offset the uncertainty or risks relating to our experience with M3P as well as the increased risk exposure.

Increases in our pharmaceutical costs could have a material adverse effect on the level of our medical costs and our results of operations.

Introduction of new high-cost specialty drugs and sudden cost spikes for existing drugs increase the risk that the pharmacy cost assumptions used to develop our capitation rates are not adequate to cover the actual pharmacy costs, which jeopardizes the overall actuarial soundness of our rates. Bearing the high costs of new specialty drugs or the high-cost inflation of drugs without an appropriate rate adjustment or other reimbursement mechanism could have an adverse impact on our financial condition and results of operations. In addition, evolving regulations and state and federal mandates regarding coverage, including state-managed pharmacy benefit programs, may impact the ability of our health plans to continue to receive existing price discounts on pharmaceutical products for our members. Other factors affecting our pharmaceutical costs include, but are not limited to, geographic variation in utilization of new and existing pharmaceuticals, changes in discounts, civil investigations and litigation. Although we will continue to work with state Medicaid agencies in an effort to ensure that we receive appropriate and actuarially sound reimbursement for all new drug therapies and pharmaceuticals trends, there can be no assurance that we will be successful in that regard.

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

Operations in a number of states have accounted for a significant portion of our premium revenues to date. If we were unable to continue to operate in any of those states or if our current operations in any portion of one of those states were significantly curtailed, our revenues could decrease materially. For example, as part of the normal course of business, our Medicaid contracts are routinely up for reprocurement. Our reliance on operations in a limited number of states could cause our revenues and profitability to change suddenly and unexpectedly depending on legislative or other governmental or regulatory actions and decisions or changes in governmental administrations, economic conditions and similar factors in those states. Government entities in states we currently serve could open the bidding for their Medicaid or other healthcare programs to other health insurers through a request for proposal process. For example, we are currently protesting the Texas and Georgia Medicaid reprocurements in which we were not a successful bidder. Reductions in our service area or services provided in any of the states in which we operate could harm our business.

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

In addition, we are subject to certain state and federal regulations and contractual provisions regarding provider directory accuracy. If we are determined to be out of compliance with such accuracy requirements or other contractual operational requirements, we may be subject to penalties, sanctions, damages or other consequences resulting from regulatory audits and investigations and/or litigation and otherwise suffer competitive harm, which could have a material adverse impact on our business reputation, financial condition, cash flows or results of operations.

If our third-party vendors fail to meet their contractual obligations to us or fail to comply with applicable laws or regulations, our results of operations may be adversely affected and we may be exposed to brand and reputational harm, litigation and/or regulatory action.

We are subject to risks associated with outsourcing services and functions to third-party vendors. We contract with various third-party vendors to perform certain functions and services, including for pharmacy benefits management, medical management and other member-related services as well as technology services, including AI. Our arrangements with these third-party vendors may expose us to public scrutiny, adversely affect our brand and reputation, expose us to litigation or regulatory action, and otherwise make our operations vulnerable if we fail to adequately oversee, monitor and regulate their performance or if they fail to meet their contractual obligations to us, including successfully and timely transitioning services, delivering expected cost savings, guarantees or commitments, increasing their service levels to us, or complying with applicable laws or regulations.

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

Our operations depend significantly on effective information systems and networks. The information gathered and processed by information systems and networks assists us in, among other things, monitoring utilization and other cost factors, processing provider claims and providing data to our regulators. Our healthcare providers also depend upon our information systems and networks for membership verifications, claims status and other information. Our information systems, networks and applications require continual maintenance, upgrading and enhancement to meet our operational needs and regulatory requirements. We regularly upgrade and expand our information systems' and networks' capabilities. If we, our healthcare providers, brokers or our third-party vendors experience difficulties with the transition to or from information systems or networks or do not appropriately integrate, maintain, enhance, secure or expand information systems or networks, we could suffer, among other things, operational disruptions, loss of existing members and providers and difficulty in attracting new members and providers, complaints, regulatory problems and increases in administrative expenses. In addition, our healthcare providers', our brokers' or our third-party vendors' ability to integrate and manage information systems and networks may be impaired as the result of events outside our control, including natural disasters, such as earthquakes or fires, or acts of wars, aggression or terrorism, which may include cyber-attacks or other data security incidents by terrorists or other governmental or non-governmental actors. Further, as connectivity of technology advances, artificial intelligence and business processes supported by large language models that are used by us, our healthcare providers, our brokers, or our third-party vendors may not operate as expected or may give rise to risks related to accuracy, bias, discrimination, intellectual property infringement, cybersecurity and data privacy, among others. The development and use of artificial intelligence technologies is still in its early stages, and as a result it is not possible to predict all of the risks and potentially unintended consequences related to the use of artificial intelligence by us, our health care providers, our brokers or our third-party vendors.

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

We maintain a system of prevention and detection controls through our security programs; however, our prevention and detection controls may not prevent or identify all such attacks on a timely basis, or at all. Despite our best attempts to maintain adherence to data privacy and security best practices, as well as compliance with applicable laws, regulations, rules, standards and contractual requirements, our facilities, systems and networks, and those of our third-party vendors, may be vulnerable to data privacy or security breaches, acts of vandalism or theft, malware, ransomware, social engineering attacks (including phishing attacks), denial-of-service attacks or other forms of cyber-attack, misplaced or lost data including paper or electronic media, programming and/or human errors or other similar events. We experience attempted external hacking or malicious attacks on a regular basis. In the past, we have experienced cyber-attacks and data breaches, and our third-party vendors have experienced cyber-attacks and security incidents, resulting in disclosure of confidential or protected health information that have not resulted in any material financial loss or penalty to date. For example, in 2024, Change Healthcare, Inc. experienced a cybersecurity incident that disrupted its ability to provide services, impacting payers, providers and pharmacies nationwide, including Centene and some of its subsidiaries. While this incident did not have a material impact on Centene, there can be no assurance that this incident and other privacy or security breaches will not require us to expend significant resources to remediate any damage, interrupt our operations and damage our business or reputation, subject to state or federal agency review, and result in enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation, results of operations, financial condition and cash flows.

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

Changes in business strategy, divestitures, government regulations or economic or market conditions and non-renewal of government contracts have resulted and may result in impairments of our real estate portfolio, goodwill and other intangible assets at any time in the future. For example, as a result of market conditions in July 2025, including the OBBBA and the decline in our stock price, we performed a quantitative impairment analysis during the third quarter to determine whether goodwill was impaired, which resulted in a non-cash goodwill impairment of $6.7 billion in the third quarter of 2025. For additional information, see Note 6. Property, Software and Equipment, Note 7. Goodwill and Intangible Assets, and Note 11. Leases to the consolidated financial statements included in Part II of this Annual Report on Form 10-K. We may have additional impairment charges in connection with our periodic evaluation of our goodwill and intangible assets using assumptions and judgments regarding the estimated fair value of our reporting units. Our assumptions and judgments regarding the existence of impairment indicators are based on, among other things, legal factors, contract terms, market conditions and operational performance. Further, the estimated value of our reporting units may be impacted because of business decisions we make associated with any future changes to laws and regulations, which could unfavorably affect the carrying value of certain goodwill and other intangible assets and result in impairment charges in future periods. If an event or events occur that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill and other intangible assets, such revision could result in a non-cash impairment charge that could have a material impact on our results of operations and shareholders' equity in the period in which the impairment occurs.

Risks Relating to Regulatory and Legal Matters

Reductions or delays in funding of, changes to eligibility requirements for, government-sponsored healthcare programs in which we participate, and any inability on our part to effectively adapt to changes to these programs could have a material adverse effect on our results of operations, financial condition and cash flows.

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

The Final Rule was published in the Federal Register on June 25, 2025. The Final Rule makes changes to policies to strengthen program integrity measures in the Marketplace. For example, the Special Enrollment Period for those under 150% of the FPL has been repealed beginning August 25, 2025. Several of the provisions of the Final Rule have been stayed due to ongoing litigation. These include a requirement for certain consumers who automatically re-enroll into a fully subsidized Marketplace plan to be re-enrolled into the same plan with a $5 premium until the consumer updates their exchange application to confirm APTC eligibility. Additionally, exchanges may no longer accept a consumer's self-attestation of projected annual household income when the IRS cannot verify it due to lack of tax return data; rather, exchanges must verify household income using other trusted data sources.

Extended eligibility for the Enhanced APTC for Marketplace members expired on December 31, 2025. In July 2025, the OBBBA placed additional restrictions on APTC requirements. For example, beginning January 1, 2026, should individuals mis-estimate their projected income, the OBBBA requires them to reimburse the IRS for the full amount of excess tax credit received. In addition, as of January 1, 2026, the OBBBA prohibits individuals from receiving APTCs if they enroll in health coverage through a Special Enrollment Period associated with their income. We anticipate that the combined effect of the expiration of the Enhanced APTCs, the Final Rule, and the OBBBA will reduce 2026 Marketplace membership and continue to increase the overall morbidity of the Marketplace population.

Payments from government payors may be delayed in the future, which, if extended for any significant period of time, could have a material adverse effect on our results of operations, financial condition, cash flows or liquidity. For example, we have a receivable due to us from CMS for Part D risk-sharing programs attributable to the 2025 plan year that we expect to be paid by CMS within a year after the plan year closes. If the payments from CMS are delayed, our cash flows may be materially adversely affected. In addition, delays in obtaining, or failure to obtain or maintain, governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenues or membership, increase costs or adversely affect our ability to bring new products to market as forecasted. Other changes to our government programs could affect our willingness or ability to participate in any of these programs or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

Future levels of funding and premium rates may be affected by continuing government efforts to contain healthcare costs and may further be affected by state and federal budgetary constraints and spending initiatives or changes in control of the legislative or executive branches at the state and federal level. Governments periodically consider reducing or reallocating the amount of money they spend for Medicaid, Medicare, CHIP, LTSS, ABD and Foster Care. For example, the OBBBA includes requirements that may reduce the number of members eligible for state Medicaid Expansion programs by requiring work or community engagement by members and for state Medicaid agencies to redetermine member eligibility at more frequent intervals, along with adding a "Cost Sharing" or "Co-Pay" for certain medical services. These changes could have the effect of increasing the overall morbidity of the Medicaid Expansion population largely beginning in 2027, subject to state implementation plans. Several other provisions of the OBBBA, such as adjustments to provider taxes and state directed payments beginning in 2028, may have the effect of reducing the amount of federal funding for Medicaid, which could result in changes in the design of Medicaid programs, including coverage of benefits, eligibility, and/or provider payment rates. In particular, New York intends to terminate its Essentials Plan-5, which provided state-subsidized healthcare for individuals from 200% to 250% of the FPL by July 1, 2026.

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

In addition, adverse economic conditions may put pressures on state budgets as tax and other state revenues decrease while the population that is eligible to participate in these programs remains steady or increases, creating more need for funding. We anticipate this will require government agencies to find funding alternatives, which may result in reductions or delays in funding for programs, contraction of covered benefits, increases to taxes and fees and limited or no premium rate increases or premium rate decreases. A reduction (or less than expected increase), a protracted delay or a change in allocation methodology in government funding for these programs, as well as termination of one or more contracts for the convenience of the government, may materially and adversely affect our results of operations, financial condition and cash flows.

Also, if legislation increasing the federal debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. In addition, if another federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid, Medicare, CHIP, LTSS, ABD, Foster Care and the Health Insurance Marketplace, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial condition, results of operations or cash flows may be materially affected.

Significant changes to the ACA and the other government-sponsored healthcare programs in which we participate could materially and adversely affect our results of operations, financial condition, and cash flows.

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

Among the most significant of the ACA's provisions was the establishment of the Health Insurance Marketplace for individuals and small employers to purchase health insurance coverage that included a minimum level of benefits and restrictions on coverage limitations and premium rates, as well as the expansion of Medicaid coverage to all individuals under age 65 with incomes up to 138% of the federal poverty level beginning January 1, 2014, subject to each state's election. Several states in which we operate have obtained Section 1115 waivers to implement the ACA's Medicaid expansion in ways that extend beyond the flexibility provided by the federal law. In July 2025, CMS indicated that it would no longer approve new Section 1115 waivers for continuous care coverage or workforce assistance.

In addition, the OBBBA includes requirements that may reduce the number of members eligible for state Medicaid Expansion programs by requiring work or community engagement by members and for state Medicaid agencies to redetermine member eligibility at more frequent intervals, along with adding a "Cost Sharing" or "Co-Pay" for certain medical services. These changes could have the effect of increasing the overall morbidity of the Medicaid Expansion population largely beginning in 2027, subject to state implementation plans. Several other provisions of the OBBBA, such as adjustments to provider taxes and state directed payments beginning in 2028, may have the effect of reducing the amount of federal funding for Medicaid, which could result in changes in the design of Medicaid programs, including coverage of benefits, eligibility, and/or provider payment rates. In particular, New York intends to terminate its Essentials Plan-5, which provided state-subsidized healthcare for individuals from 200% to 250% of the FPL by July 1, 2026.

The Final Rule was published in the Federal Register on June 25, 2025. The Final Rule makes changes to policies to strengthen program integrity measures in the Marketplace. For example, the Special Enrollment Period for those under 150% of the FPL has been repealed beginning August 25, 2025. Several of the provisions of the Final Rule have been stayed due to ongoing litigation. These include a requirement for certain consumers who automatically re-enroll into a fully subsidized Marketplace plan to be re-enrolled into the same plan with a $5 premium until the consumer updates their exchange application to confirm APTC eligibility. Additionally, exchanges may no longer accept a consumer's self-attestation of projected annual household income when the IRS cannot verify it due to lack of tax return data; rather, exchanges must verify household income using other trusted data sources.

Extended eligibility for the Enhanced APTC for Marketplace members expired on December 31, 2025. For example, beginning January 1, 2026, should individuals mis-estimate their projected income, the OBBBA requires them to reimburse the IRS for the full amount of excess tax credit received. In addition, as of January 1, 2026, the OBBBA prohibits individuals from receiving APTCs if they enroll in health coverage through a Special Enrollment Period associated with their income. We anticipate that the combined effect of the expiration of the Enhanced APTCs, the Final Rule, and the OBBBA will reduce 2026 Marketplace membership and continue to increase the overall morbidity of the Marketplace population.

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

Additionally, the taxes and fees paid to federal, state, and local governments may increase due to several factors, including: enactment of, changes to or interpretations of tax laws and regulations, audits by government authorities, and geographic expansions into higher taxing jurisdictions.

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

In April 2016, CMS issued final regulations that revised existing Medicaid managed care rules by establishing a minimum MLR standard for Medicaid of 85% and strengthening provisions related to network adequacy and access to care, enrollment and disenrollment protections, beneficiary support information, continued service during beneficiary appeals, and delivery system and payment reform initiatives, among others. In May 2024, CMS issued further revisions to the Medicaid managed care regulations which become effective between July 2024 and July 2027. The 2024 Final Rule focused on changes in areas including access to care, delivery system and payment reform initiatives, MLR standards and quality oversight. Although we strive to comply with all existing regulations and to meet performance standards applicable to our business, failure to meet these requirements could result in financial fines and penalties. Also, states or other governmental entities may carve out certain services and benefits from the government programs in which we participate, or they may not allow us to continue to participate in their government programs or we may fail to win procurements to participate in such programs, any of which could materially and adversely affect our results of operations, financial condition and cash flows. See also Note 17. Contingencies to the consolidated financial statements included in Part II of this Annual Report on Form 10-K.

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

From time to time, we are a defendant in lawsuits and regulatory actions and are subject to investigations relating to our business, including, without limitation, claims that may have retroactive application and periodic compliance and other reviews and investigations by various federal and state regulatory agencies with respect to requirements applicable to our business, including, without limitation, those related to payment of claims, compliance with the CMS Medicare and Marketplace regulations, including risk adjustment, prior authorizations and broker compensation, compliance with the False Claims Act, the calculation of minimum MLR and rebates related thereto, submissions to state agencies related to payments or state false claims acts, pre-authorization penalties, timely review of grievances and appeals, timely and accurate payment of claims, provider directory accuracy, network adequacy, cybersecurity issues, including those related to our or our third-party vendors' information systems, HIPAA and other federal and state fraud, waste and abuse laws; litigation arising out of general business activities, such as tax matters, disputes related to healthcare benefits coverage or reimbursement, putative securities class actions and related derivative lawsuits, and medical malpractice, privacy, real estate, intellectual property, vendor disputes and employment-related claims; and disputes regarding reinsurance arrangements, claims arising out of the acquisition or divestiture of various assets, class actions and claims relating to the performance of contractual and non-contractual obligations to providers, members, employer groups, vendors and others, including, but not limited to, the alleged failure to properly pay claims and challenges to the manner in which we processes claims, claims related to network adequacy and claims alleging that we have engaged in unfair business practices; and protests and appeals related to Medicaid procurement awards. Although we maintain some third-party insurance coverage, including excess liability insurance with third-party insurance carriers, certain liabilities or types of damages, such as punitive damages, may not be covered by insurance, insurers may dispute coverage or the amount of insurance may be insufficient to cover the entire damages awarded. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are costly and time-consuming and require significant attention from our management and could therefore have a material adverse effect on our business and financial condition, results of operations or cash flows.

If we fail to comply with applicable data privacy and security laws, regulations, rules, standards and contractual obligations, including with respect to third-party vendors that utilize sensitive personal information on our behalf, our business, reputation, results of operations, financial condition and cash flows could be materially and adversely affected.

As part of our normal operations, we and our third-party vendors collect, retain and otherwise process confidential member information, including personal information. We and our third-party vendors are subject to various federal and state laws, regulations, rules, standards and contractual requirements regarding the use, disclosure and other processing of confidential member information (including personal information), including HIPAA, the HITECH Act, the Gramm-Leach-Bliley Act, which require us to protect the privacy of medical records and safeguard personal health information we maintain, use and otherwise process. Additionally, legislative and regulatory action at the federal, state and local levels is emerging in the areas of artificial intelligence and automation. These laws, rules and contractual requirements are subject to change and the regulatory environment surrounding data privacy and security laws is increasingly demanding. Compliance with existing or new data privacy and security laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations. In some cases, such laws, rules, regulations and contractual requirements also apply to our third-party vendors and require us to obtain written assurances of their compliance with such requirements. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities.

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

We are subject to the tax laws in the U.S. at the federal, state and local government levels and to the tax laws of other jurisdictions in which we operate. Tax laws might change in ways that adversely affect our tax positions, effective tax rate and cash flow. For example, on November 14, 2025, CMS issued guidance to implement the OBBBA's requirement that states can no longer impose higher tax rates on Medicaid MCOs than commercial insurance by the end of the fiscal year ending in 2026. If the states increase the tax rates applicable to our Marketplace line of business during 2026, we cannot offset those increases by increasing premiums, as our Marketplace rates were approved and determined in 2025, which could have a material impact on the profitability of our Marketplace products, results of operations, financial condition and cash flows.

We are also subject to tax examinations in various jurisdictions that might assess additional tax liabilities against us. Our tax reporting positions might be challenged by relevant tax authorities, we might incur significant expense in our efforts to defend those challenges and we might be unsuccessful in those efforts. Developments in examinations and challenges might materially change our provision for taxes in the affected periods and might differ materially from our historical tax accruals. Any of these risks might have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

As of December 31, 2025, we had consolidated indebtedness of $17.4 billion. We may further increase or refinance our indebtedness in the future.

This may have the effect, among other things, of subjecting us to additional restrictive covenants and reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

Among other things, our Revolving Credit Facility and Term Loan Facility (collectively, the Company Credit Facility) and the indentures governing our notes require us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make certain investments or other restricted payments, sell or otherwise dispose of substantially all of our assets and engage in other activities. We are also exposed to interest rate risk to the extent of our variable rate indebtedness. Changes in interest rates can increase our cost of borrowing, and volatility in U.S. and global financial markets could impact our access to, or further increase the cost of, financing. The Company Credit Facility also requires us to comply with a maximum debt-to-capital ratio. This restrictive covenant could limit our ability to pursue our business strategies. In addition, any failure by us to comply with this restrictive covenant could result in an event of default under the Company Credit Facility and, in some circumstances, under the indentures governing our notes, which, in any case, could have a material adverse effect on our financial condition.

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

Our cybersecurity risk management program also includes processes and controls to assess the cybersecurity risk associated with third-party vendors and partners. Following an initial assessment of the level of enterprise risk potentially posed by use of the third party, the vendor is then subject to further risk-based assessments, the level of which depends upon the assigned risk value of the service being provided, which may include the completion of security questionnaires and the provision of independent security certifications.

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

The oversight responsibility of our Board of Directors and its committees is facilitated through quarterly management risk reporting designed to provide visibility to the Board and its committees on the processes for the identification, assessment, prioritization and management of critical risks and management's risk mitigation strategies, including those related to cybersecurity. Such reporting includes providing quarterly updates to the Board Audit and Compliance Committee regarding the evolving cybersecurity threat environment, updates to our cybersecurity risk management program to address and mitigate such threats and providing regular reports to the Quality Committee on the Company's execution of its data and technology strategy. Management also escalates significant cybersecurity events to the Audit and Compliance Committee and the Board on a real time basis, as appropriate. Further, our Board also receives quarterly enterprise-wide risk management reports, which include significant cybersecurity risks, from our risk department. In addition, our Board and management have conducted tabletop cybersecurity crisis simulation exercises.

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

Item 2. Properties

We own our corporate office headquarters buildings and land located in St. Louis, Missouri, which are used by each of our reportable segments. We generally lease space in the states where our health plans and claims processing facilities operate. We are required by various insurance and regulatory authorities to have offices in the service areas where we provide benefits.

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

Stockholders

As of February 13, 2026, there were 944 holders of record of our common stock.

Issuer Purchases of Equity Securities

In November 2005, our Board of Directors announced a stock repurchase program, which was most recently increased in December 2023. We are authorized to repurchase up to $10.0 billion, inclusive of past authorizations, of which $1.8 billion remains as of December 31, 2025.

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

The following table discloses purchases of our common stock for the quarter ended December 31, 2025.

Issuer Purchases of Equity Securities Fourth Quarter 2025 (Shares in thousands)
Execution Date	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions)(2)
October 1, 2025 - October 31, 2025	47	$33.58	—	$1,830
November 1, 2025 - November 30, 2025	5	34.93	—	1,830
December 1, 2025 - December 31, 2025	8	39.62	—	1,830
Total	60	$34.53	—	$1,830

(1)	Includes 60 thousand shares relinquished to the Company by certain employees for payment of taxes.
(2)	A remaining amount of $1.8 billion is available under the stock repurchase program as of December 31, 2025.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2020 to December 31, 2025, with the cumulative total return of the NYSE Composite Index, the Standard & Poor's (S&P) Health Care Index and the S&P 500 over the same period. S&P 500 is included because our common stock is within the index. The graph assumes an investment of $100 on December 31, 2020 in our common stock (at the last reported sale price on such day), the NYSE Composite Index, the S&P Health Care Index and the S&P 500 and assumes the reinvestment of any dividends.

$250
$200
$150
$100
$50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Centene Corporation
NYSE Composite Index
S&P Health Care Index
S&P 500

	2020	2021	2022	2023	2024	2025
Centene Corporation	$100.00	$137.26	$136.62	$123.62	$100.92	$68.55
NYSE Composite Index	100.00	120.68	109.39	124.50	144.28	169.87
S&P Health Care Index	100.00	126.13	123.67	126.21	129.47	148.37
S&P 500	100.00	128.71	105.40	133.11	166.38	196.10

Centene Corporation closing stock price	$60.03	$82.40	$82.01	$74.21	$60.58	$41.15
Centene Corporation annual stockholder return	(4.5)%	37.3%	(0.5)%	(9.5)%	(18.4)%	(32.1)%

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

Item 6. Reserved.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under Part I, Item 1A."Risk Factors" of this Form 10-K. The following discussion and analysis does not include certain items related to the year ended December 31, 2023, including year-to-year comparisons between the year ended December 31, 2024 and the year ended December 31, 2023. For a comparison of our results of operations for the fiscal years ended December 31, 2024 and December 31, 2023, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025.

EXECUTIVE OVERVIEW

General

As the nation's largest managed care company focused on underserved populations, we are committed to helping people live healthier lives. Centene offers affordable and high-quality products to more than 1 in 15 individuals across the nation, including Medicaid and Medicare members (including Medicare Prescription Drug Plans) as well as individuals and families served by the Health Insurance Marketplace.

We provide access to high-quality healthcare, innovative programs and a wide range of health solutions that help families and individuals get well, stay well and be well. We believe the best way to deliver healthcare is with a personal approach, with local brands and local teams who live in, care about and directly influence the communities they serve – a key differentiator in our ability to provide access to quality care for our members. Our state-based plans are built on community expertise and backed by the depth, breadth, and experience of a leading national company. Our model is structured around partnership. By working hand-in-hand with providers, policymakers, and communities, we connect people to what matters most – not just healthcare, but essentials like food, housing, utilities, and transportation – to drive meaningful health outcomes.

With our scale and expertise, we are not only improving lives but also shaping the future of healthcare. From leveraging data to drive better outcomes across the nation to creating innovative programs to address barriers to care, we hope to redefine the healthcare experience. Our data and insights give us a powerful opportunity to anticipate needs, personalize care, and build a more affordable and effective healthcare system for tomorrow.

Based on the most recent publicly available membership data, we are the nation's largest Medicaid and Marketplace insurer, as well as the largest stand-alone PDP provider. Our Medicare Advantage business includes one of the highest concentrations of D-SNP members among our peers, aligned with our focus on low-income, complex populations. As of December 31, 2025, we served 12.5 million Medicaid members in 30 states, 5.5 million Marketplace members across 29 states, 1.0 million Medicare Advantage members across 32 states and 8.1 million Medicare Prescription Drug Plan (PDP) members in 50 states and the District of Columbia.

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

Divestitures

In December 2022, we completed the divestiture of Magellan Rx for $1.3 billion and recognized a gain of $269 million, or $99 million after-tax. During 2023, we recorded a reduction to the previously reported gain of $22 million, or $10 million after-tax. During 2025, we recorded a favorable adjustment to the gain on sale of Magellan Rx of $2 million, or $1 million after-tax.

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

In December 2025, we signed a definitive agreement to divest the remaining Magellan Health businesses. As a result, we recorded non-cash impairment charges associated with the pending divestiture totaling $513 million, or $389 million after-tax.

The above-noted divestitures are drivers of certain year-over-year variances discussed throughout this section.

Trends and Uncertainties

Operating

In 2025, we have experienced an accelerated increase in medical cost trend. The drivers of this trend include increasing medical demand, expanded access to care facilitated by program changes at the state level, and the rapid release and availability of new, high-cost pharmaceuticals. Increasingly, state healthcare policies are providing for expanded access through carve-ins for incremental coverage (for example, behavioral healthcare and home and community-based services).

The medical cost drivers are likely intensified by an environment where legislative changes to the United States healthcare model have been widely publicized (and with increasing intensity over the last year). Changes to the model include references to members in certain programs who may lose eligibility and certain provider reimbursement models that may be reduced in the future. Changes in Medicaid and Marketplace, including changes in the availability of Enhanced Advance Premium Tax Credits (APTCs) for Marketplace products coupled with the One Big Beautiful Bill Act (OBBBA), create member uncertainty surrounding the future availability, affordability, funding, and access to health insurance. This backdrop may be prompting members to seek care at an increased rate (given potential eligibility and subsidy funding shifts) and providers may be modifying operations and billing practices, all further exacerbating the medical cost trend.

We continue to work with our state partners to establish Medicaid premium rates that appropriately match the acuity of the population as well as reflect the most recent medical cost trend. We also provide states with data to help them analyze the implications of policy decisions as well as design effective risk adjustment programs. In Marketplace, we completed the process of refiling 2026 policy year rates during the third quarter of 2025 to reflect a higher projected baseline of Marketplace morbidity than previously expected. During the third quarter of 2025, we reacted to an evolving regulatory and market environment and took corrective pricing actions for 2026 in states covering 95% of Marketplace membership.

Additionally, we are committed to ensuring that the affordability of healthcare is maintained for our government partners and members and continue to address the cost trend through the implementation of new clinical initiatives and care management plans, thoughtful network design, and ongoing rigor and innovation to combat fraud, waste and abuse.

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

The OBBBA, passed in July 2025, includes requirements that may reduce the number of members eligible for state Medicaid Expansion programs by requiring work or community engagement by members and for state Medicaid agencies to redetermine member eligibility at more frequent intervals, along with adding a "Cost Sharing" or "Co-Pay" for certain medical services. These changes could have the effect of increasing the overall morbidity of the Medicaid Expansion population largely beginning in 2027, subject to state implementation plans. Several other provisions of the OBBBA, such as adjustments to provider taxes and state directed payments beginning in 2028, may have the effect of reducing the amount of federal funding for Medicaid, which could result in changes in the design of Medicaid programs, including coverage of benefits, eligibility, and/or provider payment rates. In particular, New York intends to terminate its Essentials Plan-5, which provided state-subsidized healthcare for individuals from 200% to 250% of the Federal Poverty Level (FPL). The OBBBA also includes a restriction against paying certain providers designated as "prohibited entities" as of October 1, 2025, which has the potential to create access to care issues and network gaps. The timing of regulatory guidance and other rulemaking changes will be critical to ensuring state and MCO implementation readiness.

Regulatory: Commercial

The American Rescue Plan Act (ARPA), enacted in March 2021, initially enhanced eligibility for APTCs for enrollees in the Health Insurance Marketplace. The enhanced eligibility extended by the Inflation Reduction Act (IRA), enacted in August 2022, expired at the end of 2025. While enhanced eligibility has expired, APTCs are still in force and provide meaningful subsidies to eligible members.

The Marketplace Integrity and Affordability Final Rule (Final Rule) was published in the Federal Register on June 25, 2025. The Final Rule makes changes to policies to strengthen program integrity measures in the Marketplace. For example, the Special Enrollment Period for those under 150% of the FPL has been repealed beginning August 25, 2025. Several of the provisions of the Final Rule have been stayed due to ongoing litigation. These include a requirement for certain consumers who automatically re-enroll into a fully subsidized Marketplace plan to be re-enrolled into the same plan with a $5 premium until the consumer updates their exchange application to confirm APTC eligibility. Additionally, exchanges may no longer accept a consumer's self-attestation of projected annual household income when the Internal Revenue Service (IRS) cannot verify it due to lack of tax return data; rather, exchanges must verify household income using other trusted data sources.

In addition, the OBBBA placed additional restrictions on APTC requirements. For example, beginning January 1, 2026, should individuals mis-estimate their projected income, the OBBBA requires them to reimburse the IRS for the full amount of excess tax credit received. In addition, as of January 1, 2026, the OBBBA prohibits individuals from receiving APTCs if they enroll in health coverage through a Special Enrollment Period associated with their income. We anticipate that the combined effect of the expiration of the Enhanced APTCs, the Final Rule, and the OBBBA will reduce 2026 Marketplace membership and continue to increase the overall morbidity of the Marketplace population. During the third quarter of 2025, we reacted to an evolving regulatory and market environment and took corrective pricing actions for 2026 in states covering 95% of Marketplace membership. We continue to advocate for legislation and regulations aimed at leveraging Medicaid and the Health Insurance Marketplace to maintain health insurance coverage and affordability for consumers.

Regulatory: Medicare

The IRA significantly changed Medicare Part D, impacting stand-alone Medicare PDPs as well as the Part D benefit in many of our Medicare Advantage plans beginning in 2025, most notably by eliminating the coverage gap and capping members' annual out-of-pocket costs at $2,000 in order to provide more predictable and affordable prescription drug coverage for Medicare beneficiaries. The members' Part D annual out-of-pocket cap for 2026 is $2,100. The IRA changes effective for 2025 resulted in a meaningful shift in cost-sharing responsibilities between members, drug companies, Centers for Medicare and Medicaid Services (CMS), and PDPs and have resulted in a significant increase in our premiums in consideration for our PDPs' responsibility for a larger portion of total Part D benefit costs. Starting in 2026, CMS created a Drug Subsidy to compensate plans for the loss of the Manufacturer Discount Program (MDP) for maximum fair price drugs. To help mitigate significant premium impacts and address these changes, CMS introduced the Medicare Part D Premium Stabilization Demonstration program. This program began in calendar year 2025 and was intended by CMS to exist for three years. The parameters of the program are expected to be different each year. For example, in 2025, participating PDPs operated under narrowed risk corridor thresholds as part of the supports CMS introduced to limit market volatility. For 2026, CMS eliminated these narrowed risk corridors entirely, shifting PDPs back toward standard program financial risk‑sharing. We continue to advocate for policies that promote cost-effective, high-quality care for our PDP enrolled members. We have receivables due to us from CMS for Part D risk-sharing programs attributable to the 2025 plan year that we expect to be paid by CMS within a year after the plan year closes. If the payments from CMS are delayed, our cash flows may be materially adversely affected.

Regulatory: Dual-Eligible

In addition, the CMS calendar year 2025 Medicare and Part D policy rule and finalized regulations will require beneficiaries dually enrolled in Medicare and in a Medicaid managed care plan to receive integrated care through the Medicaid company's Medicare Advantage Dual Eligible Special Needs Plans (D-SNPs) beginning in 2030, with certain restrictions beginning in 2027. Integrated D-SNPs are designed to enhance the coordination of care and streamline services while delivering improved outcomes. We believe we are positioned well given our overlapping Medicaid and Medicare Advantage footprints and we will continue to place enterprise-level focus on the D-SNP opportunity to drive long-term growth.

Summary

We remain focused on our promise of delivering high-quality healthcare services on behalf of states and the federal government to under-insured families and commercial organizations. Our decades of experience and deep industry knowledge have allowed us to deliver cost-effective services to our government partners and our members. With a focus on the personalization of healthcare technology, we continue the use of data and analytics to improve the provider and member experience. We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers, providers and shareholders through program and bid design, product placement and other strategic factors.

For additional information regarding regulatory trends and uncertainties, see Part I, Item 1 "Business - Regulation" and Item 1A, "Risk Factors."

2025 Highlights

Our financial performance for 2025 is summarized as follows:

•Year-end membership of 27.6 million, a decrease of 967 thousand members, or 3% over 2024.

•Total revenues of $194.8 billion, representing 19% growth year-over-year.

•Premium and service revenues of $174.6 billion, representing 20% growth year-over-year.

•HBR of 91.9% for 2025, compared to 88.3% for 2024.

•SG&A expense ratio of 7.4% for 2025, compared to 8.5% for 2024.

•Adjusted SG&A expense ratio of 7.4% for 2025, compared to 8.5% for 2024.

•Operating cash flows of $5.1 billion for 2025, compared to $154 million for 2024.

•In October 2025, we completed our quantitative goodwill impairment analysis and recorded a non-cash goodwill impairment of $6.7 billion in the third quarter of 2025.
•GAAP diluted loss per share of $(13.53) for 2025, driven by the goodwill impairment.
•Adjusted diluted earnings per share (EPS) of $2.08 for 2025.

A reconciliation from GAAP diluted earnings (loss) per share to adjusted diluted EPS is highlighted below, and additional detail is provided under the heading "Non-GAAP Financial Presentation":

We reference the adjusted SG&A expense ratio defined as adjusted SG&A expenses, which excludes acquisition and divestiture related expenses and other items, divided by premium and service revenues. We also reference effective tax rate on adjusted earnings, defined as GAAP income tax expense (benefit) excluding the income tax effects of adjustments to net earnings divided by adjusted earnings (loss) before income tax expense.

	Year Ended December 31,
	2025	2024

GAAP diluted earnings (loss) per share attributable to Centene	$(13.53)	$6.31
Amortization of acquired intangible assets	1.39	1.32
Acquisition and divestiture related expenses	0.01	0.16
Other adjustments (1)	14.86	(0.22)
Income tax effects of adjustments (2)	(0.64)	(0.40)
Effect of basic to diluted shares (3)	(0.01)	—
Adjusted diluted EPS	$2.08	$7.17

(1) Other adjustments include the following pre-tax items:
2025:
(a) goodwill impairment of $6,723 million, or $13.63 per share ($13.62 after-tax), Magellan Health impairment of $513 million, or $1.04 per share ($0.79 after-tax), intangible asset impairment related to the wind-down of certain contracts in the Other segment of $55 million, or $0.11 per share ($0.08 after-tax), exit costs related to the wind-down of certain contracts in the Other segment of $22 million, or $0.04 per share ($0.03 after-tax), a net loss on real estate transactions of $18 million, or $0.04 per share ($0.03 after-tax), a favorable adjustment to the gain on sale of Magellan Rx of $2 million, or $0.00 per share ($0.00 after-tax), and net gain on debt extinguishment of $1 million, or $0.00 per share ($0.00 after-tax).

2024:
(b) net gain on the previously reported divestiture of Magellan Specialty Health due to the achievement of contingent consideration and finalization of working capital adjustments of $83 million, or $0.16 per share ($0.12 after-tax), net gain on the sale of property of $24 million, or $0.04 per share ($0.03 after-tax), gain on the previously reported divestiture of Circle Health of $20 million, or $0.04 per share ($0.12 after-tax), gain on the sale of CHS of $17 million, or $0.03 per share ($0.02 after-tax), Health Net Federal Services asset impairment due to the 2024 final ruling on the TRICARE Managed Care Support Contract of $14 million, or $0.03 per share ($0.02 after-tax), severance costs due to a restructuring of $13 million, or $0.02 per share ($0.01 after-tax), an additional loss on the divestiture of our Spanish and Central European businesses of $7 million, or $0.01 per share ($0.01 after-tax) and gain on the previously reported divestiture of HealthSmart due to the finalization of working capital adjustments of $7 million, or $0.01 per share ($0.01 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment. In addition, the year ended December 31, 2025, includes a tax benefit of $4 million, or $0.01 per share, related to tax adjustments on previously reported divestitures and impacts of the OBBBA. The year ended December 31, 2024, includes a tax benefit of $1 million, or $0.00 per share, related to tax adjustments on previously reported divestitures.

(3) Reflects the $0.01 impact of using 494,502 thousand shares in the calculation of adjusted diluted EPS for the year ended December 31, 2025. The additional 1,386 thousand shares for the year ended December 31, 2025 were excluded from the calculation of the GAAP net loss per share and related adjustments due to their anti-dilutive effect.

Current and Future Operating Drivers

The following items contributed to our 2025 results of operations as compared to the previous year:

Medicaid

•In July 2025, our subsidiary, Iowa Total Care, commenced the contract to continue providing Medicaid managed care services under the Iowa Health Link program. The contract has a four-year term, with an optional two-year extension, for a total of six possible contract years.

•In July 2025, our subsidiary, Magnolia Health Plan, commenced the Mississippi Division of Medicaid contract to continue serving the state's Coordinated Care Organization Program consisting of the Mississippi Coordinated Access Network and the Mississippi Children's Health Insurance Program (CHIP). The contract has a four-year term, with two optional one-year extensions, for a total of six possible contract years.

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

Medicare / Dual-Eligible

•Given our strong bid positioning, PDP membership increased 17% year-over-year. Additionally, the IRA changes effective for 2025 result in a meaningful shift in cost-sharing responsibilities between members, drug companies, CMS, and PDPs and have led to a significant increase in our premiums in consideration for our PDPs responsibility for a larger portion of total Part D benefit costs. These changes also result in a change to the quarterly progression of the Medicare segment HBR.

•In December 2024, we recorded a premium deficiency reserve of $92 million related to the 2025 Medicare Advantage contract year. The premium deficiency reserve was increased to $270 million in the first quarter of 2025, to $389 million in the second quarter of 2025 and decreased by $107 million to $282 million in the third quarter of 2025 based on the progression of earnings during the year (with higher earnings at the beginning of the year and lower at the end of the year, given cost sharing progression). The premium deficiency reserve related to the 2025 Medicare Advantage contract year was released in the fourth quarter of 2025 and no premium deficiency reserve related to the 2026 Medicare Advantage contract year was recorded.

•In 2025, Wellcare offered Medicare Advantage plans in 32 states, including its newest state, Iowa. Wellcare discontinued offering Medicare Advantage products in Alabama, Massachusetts, New Hampshire, New Mexico, Rhode Island and Vermont in 2025. Consistent with our strategic positioning and bid strategy, Medicare Advantage membership declined 10% year-over-year.

Commercial

•In July 2025, we announced a reduction to our expectation for the 2025 benefit year net risk adjustment revenue transfer as a result of significantly higher estimated aggregate market morbidity, with a corresponding decrease in our earnings expectations for 2025. The twelve months ended December 31, 2024, benefited from outperformance in Marketplace risk adjustment for the 2023 benefit year as well as a Marketplace cost sharing reduction (CSR) settlement related to prior years.

•In 2025, our Health Insurance Marketplace product, Ambetter Health, expanded its geographic footprint, adding 60 new counties across 10 states, which included expansion into Iowa. During 2025, Ambetter Health served members in 29 states. Marketplace membership increased 26% year-over-year due to the expanded footprint, strong open enrollment results, as well as overall market growth. Ambetter Health Solutions, our off-exchange marketplace business offerings, operated plans designed to attract Individual Coverage Health Reimbursement Arrangement (ICHRA) membership in off-exchange plans in 6 states in 2025.

Other

•In December 2025, we signed a definitive agreement to divest the remaining Magellan Health businesses. As a result, we recorded non-cash impairment charges associated with the pending divestiture totaling $513 million, or $389 million after-tax.

•In December 2024, Health Net Federal Services concluded serving members upon the expiration of its TRICARE Managed Care Support Contract.

•In October 2024, we completed the sale of CHS, a management services organization.

•In July 2024, our subsidiary, Magellan Health, commenced the Idaho Behavioral Health Plan contract.

The implementation of our third-party pharmacy benefits management (PBM) contract, which commenced in January 2024, along with SG&A initiatives have impacted our current results of operations and will continue to impact future results of operations.

In addition to the strategic and regulatory factors discussed in Trends and Uncertainties above, the following items are also expected to impact our future results of operations, cash flows and membership, subject to the resolution of various third-party protests within the Medicaid segment:

Medicaid

•In January 2026, our subsidiary, Health Net Community Solutions, commenced the contract with the California Department of Health Care Services to provide managed dental health care services to beneficiaries of Medi-Cal, the State's Medicaid program, in Los Angeles and Sacramento counties. The new contract has a 54-month term.

•In January 2026, our subsidiary, SilverSummit Healthplan, Inc., commenced the contract with the Nevada Department of Health and Human Services to continue providing services for its Medicaid managed care program. For the first time the program includes expansion of Medicaid Managed Care into rural and frontier service areas, communities that were previously fee-for-service. The contract has a five-year term, with the option of a two-year extension, for a total of seven possible contract years.

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

•New York intends to terminate its Essentials Plan-5, which provides state-subsidized healthcare for individuals from 200% to 250% of the federal poverty line by July 1, 2026.

In addition, we were not selected to continue providing services under the Florida Children's Medical Services (Florida CMS) program. Our current Florida CMS contract is scheduled to conclude at the end of September 2026. Further, we are in the process of protesting the results of Medicaid procurement awards in Georgia and Texas. If these protests are not successful, our future results of operations would be impacted.

Medicare / Dual-Eligible

•In October 2024, CMS issued 2025 Medicare Advantage Star Ratings on the Medicare Plan Finder. Based on the data, we had approximately 55% of our Medicare Advantage membership enrolled in plans rated 3.5 stars or higher – compared to approximately 23% in the prior year. These ratings impact our 2026 plan year revenues.

•In January 2026, our subsidiary, Meridian Health Plan of Illinois, Inc., commenced the contract with the Illinois Department of Healthcare and Family Services to continue providing Medicare and Medicaid services for dually eligible Illinoisans through a Fully Integrated Dual Eligible Special Needs Plan (FIDE SNP). The contract has a four-year term, with optional extensions of six months to five and a half years.

•In January 2026, our subsidiary, Buckeye Health Plan, commenced the contract with the Ohio Department of Medicaid to continue providing Medicare and Medicaid services for dually eligible individuals through a FIDE SNP. The contract has a three-year term.

•In January 2026, our subsidiary, Meridian Health Plan of Michigan, Inc., commenced the contract with the MDHHS to provide highly integrated Medicare and Medicaid services for dually eligible Michiganders through a Highly Integrated Dual Eligible Special Needs Plan (HIDE SNP). The contract has a seven-year term, with three optional one-year extensions, for a total of 10 possible contract years.

•In 2026, Wellcare is offering Medicare Advantage plans in 32 states and PDP products across all 50 states. We expect that our strategic positioning and bid strategy will have continued impacts on Medicare Advantage and PDP results of operations.

•CMS regulations will require beneficiaries dually enrolled in Medicare and in a Medicaid managed care plan to receive integrated care through the Medicaid company's Medicare Advantage D-SNPs beginning in 2030, with certain restrictions beginning in 2027. Integrated D-SNPs are designed to enhance the coordination of care and streamline services while delivering improved outcomes. We believe we are positioned well given our overlapping Medicaid and Medicare Advantage footprints and we will continue to place enterprise-level focus on the D-SNP opportunity to drive long-term growth.

•In October 2025, CMS issued 2026 Medicare Advantage Star Ratings on the Medicare Plan Finder. Based on the data, we had approximately 60% of our Medicare Advantage membership enrolled in plans rated 3.5 stars or higher, including approximately 20% in 4-star rated plans. This compares to approximately 55% rated in 3.5 stars (and 1% in 4-star) in the prior year. These ratings impact our 2027 plan year revenues.

Commercial

•In 2026, Ambetter Health, is offered in 29 states. Ambetter Health Solutions is operating plans designed to attract ICHRA membership in off-exchange plans in 13 states in 2026.

•In the third quarter of 2025, we completed the process of refiling 2026 policy year rates to reflect a higher projected baseline of Marketplace morbidity than previously expected. During the third quarter of 2025, we reacted to an evolving regulatory and market environment and took corrective pricing actions for 2026 in states covering 95% of Marketplace membership.

Other

•In December 2025, we signed a definitive agreement to divest the remaining Magellan Health businesses.

MEMBERSHIP

From December 31, 2024 to December 31, 2025, our managed care membership decreased by 967 thousand, or 3%. The following table sets forth our membership by line of business:

	December 31,
	2025	2024
Traditional Medicaid (1)	10,932,600	11,408,100
High Acuity Medicaid (2)	1,585,800	1,595,400
Total Medicaid	12,518,400	13,003,500
Marketplace	5,541,400	4,382,100
Individual and Commercial Group (3)	452,500	431,400
Total Commercial	5,993,900	4,813,500
Medicare (4)	1,002,600	1,110,900
Medicare PDP	8,118,600	6,925,700
Total at-risk membership	27,633,500	25,853,600
TRICARE eligibles	—	2,747,000
Total	27,633,500	28,600,600

(1)	Membership includes Temporary Assistance for Needy Families (TANF), Medicaid Expansion, Children's Health Insurance Program (CHIP), Foster Care and Behavioral Health.
(2)	Membership includes Aged, Blind or Disabled (ABD), Intellectual and Developmental Disabilities (IDD), Long-Term Services and Supports (LTSS) and Medicare-Medicaid Plans (MMP) Duals.
(3)	Membership includes Commercial Group, Individual Coverage Health Reimbursement Arrangement (ICHRA) and Other Off-Exchange Individual.
(4)	Membership includes Medicare Advantage and Medicare Supplement.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for years ended December 31, 2025 and 2024, respectively, prepared in accordance with generally accepted accounting principles in the United States (GAAP) ($ in millions, except per share data in dollars):

	2025	2024	% Change 2024-2025
Premium	$171,556	$142,303	21%
Service	3,025	3,202	(6)%
Premium and service revenues	174,581	145,505	20%
Premium tax	20,196	17,566	15%
Total revenues	194,777	163,071	19%
Medical costs	157,702	125,707	25%
Cost of services	2,670	2,729	(2)%
Selling, general and administrative expenses	12,904	12,400	4%
Depreciation expense	590	549	7%
Amortization of acquired intangible assets	685	692	(1)%
Premium tax expense	20,538	17,806	15%
Impairment	7,311	13	n.m.
Earnings (loss) from operations	(7,623)	3,175	(340)%
Investment and other income	1,572	1,784	(12)%
Debt extinguishment	1	—	n.m.
Interest expense	(678)	(702)	(3)%
Earnings (loss) before income tax expense	(6,728)	4,257	(258)%
Income tax (benefit) expense	(51)	963	(105)%
Net earnings (loss)	(6,677)	3,294	(303)%
Loss attributable to noncontrolling interests	3	11	(73)%
Net earnings (loss) attributable to Centene Corporation	$(6,674)	$3,305	(302)%

Diluted earnings (loss) per common share attributable to Centene Corporation	$(13.53)	$6.31	(314)%

n.m.: not meaningful

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Total Revenues

Total revenues increased 19% in the year ended December 31, 2025, over the corresponding period in 2024 primarily driven by premium yield and membership growth in the PDP business, overall market growth in the Marketplace business, rate increases in the Medicaid business and increased premium tax revenue, partially offset by lower Medicaid membership and lower Marketplace estimated risk adjustment revenue. The full year 2024 benefited from outperformance in Marketplace risk adjustment for the 2023 benefit year.

Operating Expenses

Medical Costs/HBR

The HBR for the year ended December 31, 2025 was 91.9%, compared to 88.3% in 2024. The increase was primarily driven by lower Marketplace estimated risk adjustment revenue, increased Marketplace medical costs, program changes in the PDP business as a result of the IRA and higher medical costs in Medicaid driven primarily by behavioral health, home health and high-cost drugs, partially offset by Medicaid rate increases.

Cost of Services

Cost of services decreased by $59 million in the year ended December 31, 2025, compared to the corresponding period in 2024. The cost of service ratio for the year ended December 31, 2025 was 88.3%, compared to 85.2% in 2024.

Selling, General and Administrative Expenses

The SG&A expense ratio was 7.4% for the year ended December 31, 2025, compared to 8.5% for the year ended December 31, 2024. The adjusted SG&A expense ratio was 7.4% for the year ended December 31, 2025, compared to 8.5% for the year ended December 31, 2024. The decreases were primarily driven by continued discipline, leveraging of expenses over higher revenues, and growth in the PDP business, which operates at a meaningfully lower SG&A expense ratio as compared to the overall company. The decreases were partially offset by growth in the Marketplace business, which operates at a meaningfully higher SG&A expense ratio.

Impairment

During the year ended December 31, 2025, we recorded total impairment charges of $7.3 billion driven by a $6.7 billion goodwill impairment, $513 million Magellan Health impairment, $55 million intangible asset impairment related to the wind-down of certain contracts in the Other segment, and $20 million owned real estate impairment.

During the year ended December 31, 2024, we recorded total impairment charges of $13 million driven by Health Net Federal Services property, software and equipment related to the TRICARE Managed Care Support Contract that was no longer recoverable following the 2024 final ruling.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the year ended December 31, ($ in millions):

	2025	2024
Investment and other income	$1,572	$1,784
Debt extinguishment	1	—
Interest expense	(678)	(702)
Other income (expense), net	$895	$1,082

Investment and other income. Investment and other income decreased by $212 million for the year ended December 31, 2025 compared to 2024. The decrease was driven by lower interest rates and lower average investment balances during 2025, partially offset by increased equity earnings and net gains on private equity investments. The year ended December 31, 2024 included net gains on divestitures described above, partially offset by a private equity investment reduction.

Interest expense. Interest expense for the year ended December 31, 2025 was $678 million compared to $702 million for the corresponding period in 2024.

Income Tax Expense

For the year ended December 31, 2025, we recorded an income tax benefit of $51 million on a pre-tax loss of $6.7 billion, or an effective tax rate of 0.8%. The effective tax rate for the year ended December 31, 2025 reflects the non-deductible nature of the goodwill impairment and the release of state uncertain tax position liabilities resulting from statute of limitations expirations. For the year ended December 31, 2025, our effective tax rate on adjusted earnings was 20.4%.

For the year ended December 31, 2024, we recorded income tax expense of $963 million on pre-tax earnings of $4.3 billion, or an effective tax rate of 22.6%. The effective tax rate for the year ended December 31, 2024 reflects tax effects of the Circle Health divestiture, settlements with tax authorities and valuation allowance releases. For the year ended December 31, 2024, our effective tax rate on adjusted earnings was 23.8%.

Segment Results

The following table summarizes our consolidated operating results by segment for the year ended December 31, ($ in millions):

	2025	2024	% Change 2024-2025
Total Revenues
Medicaid	$110,434	$101,417	9%
Medicare	37,210	23,032	62%
Commercial	42,003	33,702	25%
Other	5,130	4,920	4%
Consolidated Total	$194,777	$163,071	19%
Gross Margin (1)
Medicaid	$5,690	$6,246	(9)%
Medicare	2,983	2,595	15%
Commercial	5,101	7,663	(33)%
Other	435	565	(23)%
Consolidated Total	$14,209	$17,069	(17)%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Medicaid

Total revenues increased 9% in the year ended December 31, 2025, compared to the corresponding period in 2024. The increase in total revenues was primarily driven by increased premium tax revenue and rate increases, partially offset by lower membership, primarily due to redeterminations. Gross margin decreased $556 million in the year ended December 31, 2025, compared to the corresponding period in 2024. Gross margin decreased due to higher medical costs driven primarily by behavioral health, home health and high-cost drugs, partially offset by rate and revenue increases.

Medicare

Total revenues increased 62% in the year ended December 31, 2025, compared to the corresponding period in 2024, primarily driven by increased PDP premium yield and membership, partially offset by lower Medicare Advantage membership. Gross margin increased $388 million in the year ended December 31, 2025, compared to the corresponding period in 2024 primarily driven by program changes in the PDP business as a result of the IRA along with premium yield and membership growth, partially offset by timing impacts of the Medicare Advantage premium deficiency reserves.

Commercial

Total revenues increased 25% in the year ended December 31, 2025, compared to the corresponding period in 2024 primarily driven by 26% membership growth in the Marketplace business, partially offset by lower estimated risk adjustment revenue. Gross margin decreased $2.6 billion in the year ended December 31, 2025, compared to the corresponding period in 2024 due to lower estimated risk adjustment revenue and increased Marketplace medical costs. The year ended December 31, 2024, benefited from a Marketplace CSR settlement related to prior years.

Other

Total revenues increased 4% in the year ended December 31, 2025, compared to the corresponding period in 2024. Gross margin decreased $130 million in the year ended December 31, 2025, compared to the corresponding period in 2024 driven by the Circle Health divestiture in the first quarter of 2024 along with the expiration of the TRICARE Managed Care Support Contract in December 2024.

LIQUIDITY AND CAPITAL RESOURCES

The following table is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$5,088	$154
Net cash provided by (used in) investing activities	472	(1,052)
Net cash (used in) financing activities	(1,621)	(2,406)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	8
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$3,939	$(3,296)

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our Revolving Credit Facility. In 2025, operating activities provided cash of $5.1 billion compared to providing cash of $154 million in 2024. Cash flows provided by operations in 2025 were primarily driven by net earnings, improved pharmacy rebate timing and higher medical claims liabilities primarily driven by higher membership.

Cash flows provided by operations in 2024 were primarily driven by net earnings, almost entirely offset by an increase in pharmacy receivables driven by pharmacy rebate remittance timing associated with our transition to a new third-party PBM in January 2024, a decrease in net risk adjustment payables and higher state premium receivables for recent rate increases.

Cash Flows Provided by (Used in) Investing Activities

Investing activities provided cash of $472 million for the year ended December 31, 2025 compared to using cash of $1.1 billion in 2024. Cash flows provided by investing activities in 2025 consisted of net reductions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) partially offset by capital expenditures. Cash flows used in investing activities in 2024 primarily consisted of net additions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments) and capital expenditures, partially offset by divestiture proceeds.

We spent $767 million and $644 million in the years ended December 31, 2025 and 2024, respectively, on capital expenditures primarily for system enhancements and computer hardware.

As of December 31, 2025, our investment portfolio consisted primarily of fixed-income securities with a weighted average duration of 3.3 years.

At December 31, 2025, we had unregulated cash and investments of $1.5 billion, including $553 million of cash and cash equivalents and $925 million of investments. Of the $553 million unregulated cash and cash equivalents, $400 million was available for general corporate use at December 31, 2025. Unregulated cash and investments at December 31, 2024, was $1.1 billion, including $248 million of cash and cash equivalents and $823 million of investments. Of the $248 million unregulated cash and cash equivalents, $154 million was available for general corporate use at December 31, 2024. Unregulated cash and investments include private equity investments and company owned life insurance contracts.

Cash Flows (Used in) Financing Activities

Financing activities used cash of $1.6 billion in the year ended December 31, 2025, compared to using cash of $2.4 billion in the comparable period in 2024. Financing activities in 2025 were driven by stock repurchases of $475 million, which included $400 million under the stock repurchase program and $48 million of repurchases related to income tax withholding upon the vesting of previously awarded stock grants, and net reduction of long-term debt.

In 2024, financing activities were driven by stock repurchases of $3.1 billion, which included $3.0 billion under the stock repurchase program and $114 million of repurchases related to income tax withholding upon the vesting of previously awarded stock grants, partially offset by net proceeds from long-term debt.

Liquidity Metrics

We have a stock repurchase program authorizing us to repurchase common stock from time to time on the open market or through privately negotiated transactions. In 2023, our Board of Directors authorized up to a cumulative total of $10.0 billion of repurchases under the program.

In 2025, we repurchased a total of 6.7 million shares of common stock for $400 million under the stock repurchase program, primarily funded through divestiture proceeds and free cash flow generated from operations. We have $1.8 billion remaining under the program as of December 31, 2025. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. Refer to Note 12. Stockholders' Equity for further information on stock repurchases.

As of December 31, 2025, we had an aggregate principal amount of $15.5 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain limited restrictive covenants. As of December 31, 2025, we were in compliance with all covenants.

As part of our capital allocation strategy, we may decide to repurchase debt or raise capital through the issuance of debt in the form of senior notes. In 2022, our Board of Directors authorized a $1.0 billion senior note debt repurchase program. During 2025, we repurchased $189 million of our par value senior notes for $187 million. As of December 31, 2025, there was $513 million available under the senior note debt repurchase program. Refer to Note 10. Debt for further information regarding the issuance and redemption of senior notes. In January 2026, we repurchased an additional $29 million of our par value Senior Notes due 2027 through the debt repurchase program.

In February 2026, our Board of Directors authorized an increase under the program of $1.0 billion. With this increase, as of February 2026, there was $1.5 billion available under the senior note debt repurchase program.

The credit agreement underlying our Revolving Credit Facility, in the principal amount of $4.0 billion, and Term Loan Facility, in the principal amount of $2.0 billion, contains customary covenants as well as financial covenants including a debt-to-capital ratio. Our maximum debt-to-capital ratio under the credit agreement may not exceed 0.6 to 1.0. As of December 31, 2025, we had no borrowings outstanding under our Revolving Credit Facility, $2.0 billion of borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of December 31, 2025, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-capital ratio.

We had outstanding letters of credit of $120 million as of December 31, 2025, which were not part of our Revolving Credit Facility. The letters of credit bore weighted interest of 0.8% as of December 31, 2025. In addition, we had outstanding surety bonds of $784 million as of December 31, 2025.

At December 31, 2025, our debt-to-capital ratio, defined as total debt divided by the sum of total debt and total equity, was 46.5%, compared to 41.2% at December 31, 2024. The debt-to-capital ratio increase was driven by the goodwill impairment recorded in the third quarter of 2025, which reduced total stockholders' equity. We utilize the debt-to-capital ratio as a measure, among others, of our leverage and financial flexibility.

At December 31, 2025, we had working capital, defined as current assets less current liabilities, of $3.7 billion, compared to $3.7 billion at December 31, 2024. We manage our short-term and long-term investments aiming to ensure a sufficient portion of the portfolio is highly liquid and can be sold to fund short-term requirements as needed.

During the year ended December 31, 2025, we received dividends of $3.2 billion from and made $2.0 billion of capital contributions to our regulated subsidiaries. During the year ended December 31, 2024, we received dividends of $3.2 billion from and made $752 million of capital contributions to our regulated subsidiaries.

Future Expectations

During 2026, we expect to receive net dividends of approximately $1.2 billion from our regulated subsidiaries and expect to spend approximately $800 million in capital expenditures primarily associated with system enhancements and computer hardware and software.

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

We have receivables due from CMS for Part D risk-sharing programs attributable to the 2025 plan year that are expected to be paid by CMS within a year after the plan year closes. As of December 31, 2025, the stand-alone Part D risk-sharing programs receivable balance for the 2025 plan year was $4.0 billion.

On February 13, 2026, we entered into a master receivable purchase agreement (the February 2026 Receivable Purchase Agreement). The February 2026 Receivable Purchase Agreement allows us to from time to time offer up to the full amount of our 2025 plan year stand-alone Part D risk-sharing programs receivable to the purchaser, which the purchaser may elect to purchase. The purchase price for each purchased receivable portion equals the net estimated invoice amount of such portion minus the discount, which is determined by reference to Secured Overnight Financing Rate (SOFR) plus a spread. We will account for the transfer of all or any portion of this receivable as a sale of accounts receivable. The difference between the balance of the receivable (or portion thereof) sold and cash proceeds received will be recorded as a loss on sale of receivables and included in selling, general and administrative expenses in the Consolidated Statements of Operations. We will act as a servicer for the transferred receivable. As of the date of this report, no receivable (or any portions thereof) was transferred pursuant to the February 2026 Receivable Purchase Agreement.

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

As of December 31, 2025, our subsidiaries had aggregate statutory capital and surplus of $19.7 billion, compared with the required minimum aggregate statutory capital and surplus requirements of $11.3 billion. During the year ended December 31, 2025, we received dividends of $3.2 billion from and made $2.0 billion of capital contributions to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), we estimate our Risk Based Capital (RBC) percentage to be in excess of 350% of the Authorized Control Level.

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

The NAIC has adopted rules which set minimum risk-based capital requirements for insurance companies, MCOs and other entities bearing risk for healthcare coverage. As of December 31, 2025, each of our health plans was in compliance with the risk-based capital requirements enacted in those states.

As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of December 31, 2025, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was $11.3 billion in the aggregate.

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

Goodwill and Intangible Assets

We have made several acquisitions that have resulted in the recording of intangible assets. These intangible assets primarily consist of purchased contract rights and customer relationships, provider contracts, trade names, developed technologies and goodwill. Key assumptions used in the valuation of these intangible assets include, but are not limited to, member attrition rates, contract renewal probabilities, revenue growth rates, expectations of profitability, and discount and royalty rates. We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Goodwill is generally attributable to the value of the synergies between the combined companies and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. At December 31, 2025, we had $10.8 billion of goodwill and $4.5 billion of other intangible assets.

Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights and customer relationships	5 - 15 years
Provider contracts	4 - 15 years
Trade names	7 - 20 years
Developed technologies	2 - 5 years

Goodwill is reviewed at least annually during the fourth quarter for impairment or more frequently if we identify impairment indicators. In addition, an impairment analysis of intangible assets would be performed when events or changes in circumstances suggest the carrying amount of the intangible assets may not be recoverable. These factors include significant changes in membership, financial performance, state funding, government contracts and provider networks and contracts.

For our annual goodwill impairment analysis, we may first perform a qualitative assessment for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, which is an indication that goodwill may be impaired. These qualitative impairment tests include assessing events and factors that could affect the fair value of the indefinite-lived intangible assets. Our procedures include assessing our financial performance, macroeconomic conditions, industry and market considerations, various asset-specific factors and entity-specific events. If we determine that a reporting unit's goodwill may be impaired after utilizing these qualitative impairment analysis procedures, we are required to perform a quantitative impairment test.

Our quantitative impairment test for goodwill utilizes the discounted cash flow model and guideline public company market approach. Use of the discounted cash flow model and guideline public company market approach for our goodwill impairment test reflects our view that both valuation methodologies provide a reasonable estimate of fair value. The discounted cash flow model is developed using assumptions from our internal planning process to determine the present value of future cash flows generated by the reporting unit. Our assumed discount rate is based on our industry's weighted-average cost of capital. Market valuations are estimated from observed multiples of certain measures including earnings before interest, taxes, depreciation and amortization and include market comparisons to publicly traded companies in our industry.

In addition to our annual goodwill impairment analysis, on an as-needed basis our management evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets. If the events or circumstances indicate that the remaining balance of the intangible asset or goodwill may be impaired, the potential impairment will be measured based upon the difference between the carrying amount of the intangible asset or goodwill and the fair value of such asset. Our management must make assumptions and estimates in determining the estimated fair values, such as estimates of forecasted future cash flows, the discount rate applied to each reporting unit, long-term growth rates, statutory capital reinvestment requirements, capital expenditures, and other internal and external factors. While we believe these assumptions and estimates are appropriate, other assumptions and estimates could be applied and might produce significantly different results.

We operate in four segments: (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. We define our reporting units as our operating segments or one level below the operating segment. If a reporting unit's carrying amount exceeds its fair value, we will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. We first assess qualitative factors to determine if a quantitative impairment test is necessary. We generally do not calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. However, in certain circumstances we may elect to perform a quantitative assessment without first assessing qualitative factors.

The passage of the OBBBA in July 2025 had various implications for us, including potential membership impacts to our Medicaid reporting unit as well as the non-renewal of Marketplace Enhanced APTCs. As a result of these market conditions along with the decline in our stock price, we performed a quantitative impairment analysis during the third quarter of 2025 to determine whether goodwill, intangibles or other assets were impaired.

Our quantitative assessment for goodwill indicated that the fair value of certain reporting units had declined, resulting in an impairment of $6.7 billion as outlined within Note 7. Goodwill and Intangible Assets, in the Notes to the Consolidated Financial Statements, included herein. In preparing the quantitative assessment, we estimated the fair value of our reporting units using a weighted discounted cash flow model and guideline public company market approach. This analysis involved significant judgment, including estimates of forecasted future cash flows, the discount rate applied to each reporting unit, long-term growth rates, statutory capital reinvestment requirements, capital expenditures, and other internal and external factors. When analyzing the fair value indicated under the guideline public company market approach, we also considered estimates of market-based multiples of earnings from peer public companies. While we believe the assumptions and estimates used in our valuation procedures were appropriate, other assumptions and estimates could be applied and might produce significantly different results.

Following the goodwill impairment in the third quarter of 2025 and upon completion of our annual goodwill impairment analysis, we do not believe any of our reporting units are currently at risk for further impairment.

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

We apply various estimation methods depending on the claim type and the period for which claims are being estimated. For more recent periods, incurred non-inpatient claims are estimated based on historical per member per month claims experience adjusted for known factors. Incurred hospital inpatient claims are estimated based on known inpatient utilization data and prior claims experience adjusted for known factors. We utilize estimated completion factors based on our historical experience to develop IBNR estimates. The completion factor is an actuarial estimate of the percentage of claims that have been received or adjudicated as of the end of a reporting period relative to the estimate of the total ultimate incurred costs for that same period. When we commence operations in a new state or region or for new product offerings, we have limited information with which to estimate our medical claims liability. See "Risk Factors - Failure to timely and effectively identify and mitigate medical cost trends and receive adequate rate adjustments to account for increased acuity could have a material adverse effect on our results of operations, financial condition and cash flows." These approaches are consistently applied to each period presented.

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

We review actual and anticipated experience compared to the assumptions used to record medical costs. We establish premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing and measuring the profitability of such contracts and expected investment income is excluded. We recorded a premium deficiency reserve of $250 million in December 2023 related to the 2024 Medicare Advantage contract year. In December 2024, we recorded a premium deficiency reserve of $92 million related to the 2025 Medicare Advantage contract year. As of December 2025, we have not recorded a premium deficiency reserve related to the 2026 Medicare Advantage contract year.

The paid and received completion factors, claims per member per month and cost trend factors are the most significant factors affecting the IBNR estimate. The following table illustrates the sensitivity of these factors and the estimated potential impact on our operating results caused by changes in these factors based on December 31, 2025 data:

Completion Factors: (1)		Cost Trend Factors: (2)
(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities	(Decrease) Increase in Factors	Increase (Decrease) in Medical Claims Liabilities
	(In millions)		(In millions)
(1.00)%	$1,364	(1.00)%	$(276)
(0.75)	1,019	(0.75)	(207)
(0.50)	677	(0.50)	(138)
(0.25)	337	(0.25)	(69)
0.25	(334)	0.25	69
0.50	(666)	0.50	138
0.75	(996)	0.75	207
1.00	(1,323)	1.00	276

(1)	Reflects estimated potential changes in medical claims liability caused by changes in completion factors.
(2)	Reflects estimated potential changes in medical claims liability caused by changes in cost trend factors for the most recent periods.

While we believe our estimates are appropriate, it is possible future events could require us to make significant adjustments for revisions to these estimates. For example, a 1% increase or decrease in our estimated medical claims liability would have affected net earnings by $204 million for the year ended December 31, 2025, excluding the effect of any return of premium, risk corridor or minimum medical loss ratio (MLR) programs. The estimates are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our providers and information available from other outside sources.

The change in medical claims liability is summarized as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance, January 1,	$18,308	$18,000	$16,745
Less: Reinsurance recoverables	65	49	26
Balance, January 1, net	18,243	17,951	16,719
Incurred related to:
Current year	160,109	128,312	120,680
Prior years	(2,315)	(2,447)	(2,036)
Total incurred	157,794	125,865	118,644

Paid related to:
Current year	140,691	111,456	104,725
Prior years	14,677	13,959	12,937
Total paid	155,368	125,415	117,662
Plus: Premium deficiency reserve	(92)	(158)	250
Plus: Divestitures	(109)	—	—
Balance, December 31, net	20,468	18,243	17,951
Plus: Reinsurance recoverables	76	65	49
Balance, December 31,	$20,544	$18,308	$18,000
Days in claims payable (1)	46	53	54

(1)	Days in claims payable is a calculation of medical claims liability at the end of the period divided by average expense per calendar day for the fourth quarter of each year.

Medical claims are usually paid within a few months of the member receiving service from the healthcare provider. As a result, the liability generally is described as having a "short-tail," which typically causes less than 10% of our medical claims liability as of the end of any given year to be outstanding the following year. We believe that the vast majority of the development of the estimate of medical claims liability as of December 31, 2025 will be known by the end of 2026.

Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of minimum MLR and other return of premium programs, approximately $93 million, $243 million and $382 million of the "Incurred related to: Prior years" was recorded as a reduction to premium revenues in 2025, 2024 and 2023, respectively. Further, claims processing and coordination of benefits initiatives yielded claim payment recoveries related to dates of service from prior years. Changes in medical utilization, claims submission patterns, and cost trends and the effect of population health management initiatives may also contribute to changes in medical claim liability estimates. While we have evidence that population health management initiatives are effective on a case by case basis, these initiatives primarily focus on events and behaviors prior to the incurrence of the medical event and generation of a claim. Accordingly, any change in behavior, leveling of care or coordination of treatment occurs prior to claim generation and as a result, the costs prior to the population health management initiative are not known by us. Additionally, certain population health management initiatives are focused on member and provider education with the intent of influencing behavior to appropriately align the medical services provided with the member's acuity. In these cases, determining whether the population health management initiative changed the behavior cannot be determined. Because of the complexity of our business, the number of states in which we operate and the volume of claims that we process, we are unable to practically quantify the impact of these initiatives on our changes in estimates of IBNR.

Revenue Recognition

Our health plans generate revenues primarily from premiums received from the states in which we operate health plans, premiums received from our members and CMS for our Medicare products and premiums from members of our commercial health plans. In addition to member premium payments, our Marketplace contracts also generate revenues from subsidies received from CMS. We generally receive a fixed premium per member per month pursuant to our contracts and recognize premium revenues during the period in which we are obligated to provide services to our members at the amount reasonably estimable. In some instances, our base premiums are subject to an adjustment, in the form of a risk score or risk adjustment, based on the acuity of our membership. Generally, the risk score or risk adjustment is determined by the state or CMS analyzing submissions of processed claims and medical record data to determine the acuity of our membership, often relative to the respective program's membership. We estimate the amount of risk score and risk adjustment based upon the processed claims and medical record data submitted and expected to be submitted to the state or CMS and record revenues on a risk adjusted basis. Some contracts allow for additional premiums related to certain supplemental services provided such as maternity deliveries.

Our contracts with states and CMS may require us to maintain a minimum MLR or may require us to share cost-savings in excess of certain levels. In certain circumstances our plans may be required to return premium to the state or policyholders in the event costs are below established levels. We estimate the effect of these programs and recognize reductions in revenue in the current period. Other states may require us to meet certain performance and quality metrics in order to receive additional or full contractual revenue. For performance-based contracts, we do not recognize revenue subject to refund until data is sufficient to measure performance.

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

In addition to premium revenue and risk sharing described above, our Part D business receives prospective payments for reinsurance, manufacturer drug subsidies, and low-income subsidies. Reinsurance and manufacturer drug subsidies payments are received from CMS as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. For qualifying low-income prescription drug benefit members, CMS pays for some, or all, of the member's monthly premium. We receive certain Part D prospective subsidy payments from CMS for these members as a fixed monthly per-member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in our bids. No prospective payments are received for risk sharing. Approximately one year subsequent to the end of the plan year, or later in the case of the drug manufacturer discount subsidy, a settlement payment is made between CMS and our plans based on the difference between the earned premium, risk corridor, reinsurance and subsidies compared to monthly prospective payments.

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

INVESTMENTS AND DEBT

As of December 31, 2025, we had short-term investments of $2.4 billion and long-term investments of $18.4 billion, including restricted deposits of $1.4 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government-sponsored obligations, life insurance contracts, asset backed securities, equity securities and private equity investments and have maturities greater than one year. Private equity investments include direct investments in private equity securities as well as private equity funds. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states' requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at December 31, 2025, the fair value of our fixed income investments would decrease by approximately $650 million. Declines in interest rates over time will reduce our investment income.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Centene Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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

Evaluation of the estimated medical claims liability
As discussed in Note 2 to the consolidated financial statements, the Company's medical claims liability includes claims reported but not yet paid, estimates for claims incurred but not reported, and estimates for the costs necessary to process unpaid claims. As discussed in Note 8 to the consolidated financial statements, the balance at December 31, 2025 was $20,544 million.
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
Evaluation of the estimated Affordable Care Act risk adjustment accruals
As discussed in Note 2 to the consolidated financial statements, the Affordable Care Act (ACA) established a permanent risk adjustment program. This program transfers funds from qualified individual and small group insurance plans with below average risk scores to those insurance plans with above average risk scores within each state. The final settlement of the December 31, 2025 ACA risk adjustment accruals is scheduled to be determined by the Centers for Medicare and Medicaid Services (CMS) in June 2026, based on data submitted by insurance companies through April 2026. As discussed in Note 9, the Company recorded an estimated asset and liability (the ACA risk adjustment accruals) of $1,449 million, and $2,087 million, respectively at December 31, 2025.

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
Assessment of goodwill impairment for the Medicaid, Medicare, and Commercial reporting units
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company performs goodwill impairment testing for its reporting units on an annual basis during the fourth quarter or more frequently if impairment indicators exist. The Company estimates the fair value of the Medicaid, Medicare, and Commercial reporting units using a weighted discounted cash flow model and guideline public company market approach. During the year ended December 31, 2025, the Company recognized a goodwill impairment charge of $6,723 million, of which $6,398 million relates to the Medicaid and Commercial reporting units.

We identified the evaluation of the goodwill impairment assessment for the Medicaid, Medicare, and Commercial reporting units as a critical audit matter. Subjective auditor judgment was required to evaluate the Company's assumptions, particularly forecasted revenue growth rates and discount rates, due to their sensitivity to changes in market and economic environment. Changes in these assumptions could have a significant effect on the Company's assessment of the fair value of each reporting unit.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's goodwill impairment process, including controls over the forecasted revenue growth rates and development of discount rates. We assessed management's forecasted revenue growth rates by comparing them to historical trends, budget, and market and economic environment. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates by comparing them to a discount rate range that was independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company's auditor since 2005.

St. Louis, Missouri
February 17, 2026

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$17,888	$14,063
Premium and trade receivables	18,105	19,713
Short-term investments	2,432	2,622
Other current assets	1,945	1,601
Total current assets	40,370	37,999
Long-term investments	17,035	17,429
Restricted deposits	1,412	1,390
Property, software and equipment, net	2,037	2,067
Goodwill	10,835	17,558
Intangible assets, net	4,530	5,409
Other long-term assets	528	593
Total assets	$76,747	$82,445
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liability	$20,544	$18,308
Accounts payable and accrued expenses	13,774	13,174
Return of premium payable	1,592	2,008
Unearned revenue	736	661
Current portion of long-term debt	50	110
Total current liabilities	36,696	34,261
Long-term debt	17,351	18,423
Deferred tax liability	833	684
Other long-term liabilities	1,811	2,567
Total liabilities	56,691	55,935
Commitments and contingencies
Redeemable noncontrolling interests	23	10
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 623,463 issued and 491,757 outstanding at December 31, 2025, and 620,195 issued and 495,907 outstanding at December 31, 2024	1	1
Additional paid-in capital	20,777	20,562
Accumulated other comprehensive (loss)	(58)	(504)
Retained earnings	8,674	15,348
Treasury stock, at cost (131,706 and 124,288 shares, respectively)	(9,441)	(8,997)
Total Centene stockholders' equity	19,953	26,410
Nonredeemable noncontrolling interest	80	90
Total stockholders' equity	20,033	26,500
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$76,747	$82,445

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Premium	$171,556	$142,303	$135,636
Service	3,025	3,202	4,459
Premium and service revenues	174,581	145,505	140,095
Premium tax	20,196	17,566	13,904
Total revenues	194,777	163,071	153,999
Expenses:
Medical costs	157,702	125,707	118,894
Cost of services	2,670	2,729	3,564
Selling, general and administrative expenses	12,904	12,400	12,563
Depreciation expense	590	549	575
Amortization of acquired intangible assets	685	692	718
Premium tax expense	20,538	17,806	14,226
Impairment	7,311	13	529
Total operating expenses	202,400	159,896	151,069
Earnings (loss) from operations	(7,623)	3,175	2,930
Other income (expense):
Investment and other income	1,572	1,784	1,393
Debt extinguishment	1	—	—
Interest expense	(678)	(702)	(725)
Earnings (loss) before income tax	(6,728)	4,257	3,598
Income tax (benefit) expense	(51)	963	899
Net earnings (loss)	(6,677)	3,294	2,699
Loss attributable to noncontrolling interests	3	11	3
Net earnings (loss) attributable to Centene Corporation	$(6,674)	$3,305	$2,702

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$(13.53)	$6.33	$4.97
Diluted earnings (loss) per common share	$(13.53)	$6.31	$4.95

Weighted average number of common shares outstanding:
Basic	493,116	521,790	543,319
Diluted	493,116	523,744	545,704

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net earnings (loss)	$(6,677)	$3,294	$2,699
Change in unrealized gain (loss) on investments	565	94	520
Change in unrealized gain (loss) on investments, tax effect	(134)	(29)	(128)
Change in unrealized gain (loss) on investments, net of tax	431	65	392
Reclassification adjustment, net of tax	15	83	62
Foreign currency translation adjustments, net of tax	—	—	36
Net unrealized (loss) on cash flow hedge, net of tax	—	—	(10)
Other comprehensive earnings (loss)	446	148	480
Comprehensive earnings (loss)	(6,231)	3,442	3,179
Comprehensive loss attributable to noncontrolling interests	3	11	3
Comprehensive earnings (loss) attributable to Centene Corporation	$(6,228)	$3,453	$3,182

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except shares in thousands and per share data in dollars)

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2022	607,847	$1	$20,060	$(1,132)	$9,341	57,093	$(4,213)	$124	$24,181
Net earnings (loss)	—	—	—	—	2,702	—	—	(3)	2,699
Other comprehensive earnings, net of $144 tax	—	—	—	480	—	—	—	—	480
Common stock issued for employee benefit plans	7,444	—	44	—	—	—	—	—	44
Common stock repurchases	—	—	—	—	—	23,714	(1,643)	—	(1,643)
Stock compensation expense	—	—	216	—	—	—	—	—	216
Purchase of redeemable noncontrolling interest	—	—	(12)	—	—	—	—	—	(12)
Purchase of non-redeemable noncontrolling interest	—	—	(4)	—	—	—	—	(24)	(28)
Balance, December 31, 2023	615,291	$1	$20,304	$(652)	$12,043	80,807	$(5,856)	$97	$25,937
Net earnings (loss)	—	—	—	—	3,305	—	—	(5)	3,300
Other comprehensive earnings, net of $31 tax	—	—	—	148	—	—	—	—	148
Common stock issued for employee benefit plans	4,904	—	46	—	—	—	—	—	46
Common stock repurchases	—	—	—	—	—	43,481	(3,141)	—	(3,141)
Stock compensation expense	—	—	212	—	—	—	—	—	212
Divestiture of noncontrolling interest	—	—	—	—	—	—	—	(2)	(2)
Balance, December 31, 2024	620,195	$1	$20,562	$(504)	$15,348	124,288	$(8,997)	$90	$26,500
Net earnings (loss)	—	—	—	—	(6,674)	—	—	(6)	(6,680)
Other comprehensive earnings, net of $137 tax	—	—	—	446	—	—	—	—	446
Common stock issued for employee benefit plans	3,409	—	37	—	—	—	—	—	37
Common stock repurchases	(141)	—	(7)	—	—	7,418	(444)	—	(451)
Stock compensation expense	—	—	204	—	—	—	—	—	204
Purchase of redeemable noncontrolling interests	—	—	(19)	—	—	—	—	—	(19)
Contribution to non-redeemable non-controlling interest	—	—	—	—	—	—	—	(4)	(4)
Balance, December 31, 2025	623,463	$1	$20,777	$(58)	$8,674	131,706	$(9,441)	$80	$20,033

The accompanying notes to the consolidated financial statements are an integral part of this statement.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net earnings (loss)	$(6,677)	$3,294	$2,699
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	1,275	1,241	1,293
Stock compensation expense	204	212	216
Impairment	7,311	13	529
(Gain) on debt extinguishment	(1)	—	—
Deferred income taxes	(60)	13	(78)
(Gain) loss on divestitures, net	(2)	(120)	(152)
Changes in assets and liabilities
Premium and trade receivables	1,480	(4,333)	(2,380)
Other assets	(230)	46	5
Medical claims liabilities	2,336	368	1,261
Unearned revenue	80	(54)	238
Accounts payable and accrued expenses	(657)	(528)	3,398
Other long-term liabilities	(46)	(70)	856
Other operating activities, net	75	72	168
Net cash provided by operating activities	5,088	154	8,053
Cash flows from investing activities:
Capital expenditures	(767)	(644)	(799)
Purchases of investments	(4,541)	(7,183)	(6,622)
Sales and maturities of investments	5,780	5,785	5,523
Divestiture proceeds, net of divested cash	—	990	707
Net cash provided by (used in) investing activities	472	(1,052)	(1,191)
Cash flows from financing activities:
Proceeds from long-term debt	750	1,300	2,335
Payments and repurchases of long-term debt	(1,895)	(622)	(2,316)
Common stock repurchases	(475)	(3,124)	(1,633)
Proceeds from common stock issuances	37	46	44
Purchase of noncontrolling interest	(19)	—	(88)
Other financing activities, net	(19)	(6)	—
Net cash used in financing activities	(1,621)	(2,406)	(1,658)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	8	(32)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	3,939	(3,296)	5,172
Cash and cash equivalents reclassified (to) from held for sale	(138)	—	(50)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	14,156	17,452	12,330
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$17,957	$14,156	$17,452
Supplemental disclosures of cash flow information:
Interest paid	$647	$688	$688
Income taxes paid, net	$448	$1,002	$887
The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	2025	2024	2023
Cash and cash equivalents	$17,888	$14,063	$17,193
Restricted cash and cash equivalents, included in restricted deposits	69	93	259
Total cash, cash equivalents, and restricted cash and cash equivalents	$17,957	$14,156	$17,452

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

The Company operates in four segments: (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. The Medicaid, Medicare and Commercial segments primarily represent the government-sponsored or subsidized programs under which the Company offers managed healthcare services. Specifically, the Medicaid segment includes the Temporary Assistance for Needy Families (TANF) program, Medicaid Expansion programs, the Aged, Blind or Disabled (ABD) program, the Children's Health Insurance Program (CHIP), Long-Term Services and Supports (LTSS), Foster Care, Medicare-Medicaid Plans (MMP), which cover beneficiaries who are dually eligible for Medicaid and Medicare and other state-based programs. The Company operated MMPs, which ended on December 31, 2025 as the Centers for Medicare and Medicaid Services (CMS) transitions to Dual Eligible Special Needs Plans (D-SNPs) based integration. The Medicare segment includes Medicare Advantage, D-SNPs, Medicare Prescription Drug Plans (PDPs), also known as Medicare Part D, and Medicare Supplement. The Commercial segment includes the Health Insurance Marketplace product along with individual and commercial group, Individual Coverage Health Reimbursement Arrangement (ICHRA) and other off-exchange individual products. The Other segment includes the Company's pharmacy operations, vision and dental services, clinical healthcare, behavioral health, and centralized services, among others. The Company signed a definitive agreement to divest the remaining Magellan Health, Inc. (Magellan Health) businesses in December 2025.

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

Certain 2023 and 2024 amounts in the consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2025 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

During the fourth quarter of 2025, the Company signed a definitive agreement to sell Magellan Health, which was accounted for as held for sale as of December 31, 2025. During 2024, the Company completed the divestitures of Circle Health Group (Circle Health) and Collaborative Health Systems (CHS). See Note 3. Acquisitions and Divestitures for further details.

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

The Company retains fully depreciated assets in property and accumulated depreciation accounts until it removes them from service. In the case of sale, retirement or disposal, the asset cost and related accumulated depreciation balance is removed from the respective account, and the resulting net amount, less any proceeds, is included in investment and other income in the Consolidated Statements of Operations.

Goodwill and Intangible Assets

Intangible assets represent assets acquired in purchase transactions and consist primarily of purchased contract rights and customer relationships, provider contracts, trade names, developed technologies and goodwill. Intangible assets are amortized using the straight-line method over the following periods:

Intangible Asset	Amortization Period
Purchased contract rights and customer relationships	5 - 15 years
Provider contracts	4 - 15 years
Trade names	7 - 20 years
Developed technologies	2 - 5 years

Goodwill is reviewed at least annually during the fourth quarter for impairment or more frequently if the Company identifies impairment indicators. In addition, an impairment analysis of intangible assets would be performed when events or changes in circumstances suggest the carrying amount of the intangible assets may not be recoverable. These factors include significant changes in membership, financial performance, state funding, government contracts and provider networks and contracts.

For the annual goodwill impairment analysis, the Company may first perform a qualitative assessment for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, which is an indication that goodwill may be impaired. These qualitative impairment tests include assessing events and factors that could affect the fair value of the indefinite-lived intangible assets. The Company's procedures include assessing its financial performance, macroeconomic conditions, industry and market considerations, various asset-specific factors and entity-specific events. If the Company determines that a reporting unit's goodwill may be impaired after utilizing these qualitative impairment analysis procedures, it is required to perform a quantitative impairment test.

The Company's quantitative impairment test for goodwill utilizes the discounted cash flow model and guideline public company market approach. Use of the discounted cash flow model and guideline public company market approach for the goodwill impairment test reflects the Company's view that both valuation methodologies provide a reasonable estimate of fair value. The discounted cash flow model is developed using assumptions from its internal planning process to determine the present value of future cash flows generated by the reporting unit. The Company's assumed discount rate is based on the industry's weighted-average cost of capital. Market valuations are estimated from observed multiples of certain measures including earnings before interest, taxes, depreciation and amortization and include market comparisons to publicly traded companies in the industry.

In addition to the annual goodwill impairment analysis, on an as-needed basis the Company evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets. If the events or circumstances indicate that the remaining balance of the intangible asset or goodwill may be impaired, the potential impairment will be measured based upon the difference between the carrying amount of the intangible asset or goodwill and the fair value of such asset. The Company must make assumptions in determining the estimated fair values, such as estimates of forecasted future cash flows, the discount rate applied to each reporting unit, long-term growth rates, statutory capital reinvestment requirements, capital expenditures, and other internal and external factors.

The Company operates in four segments: (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. The Company defines its reporting units as its operating segments or one level below the operating segment. If a reporting unit's carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The Company first assesses qualitative factors to determine if a quantitative impairment test is necessary. The Company generally does not calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. However, in certain circumstances the Company may elect to perform a quantitative assessment without first assessing qualitative factors.

The passage of the One Big Beautiful Bill Act (OBBBA) in July 2025 had various implications for the Company, including potential membership impacts to the Company's Medicaid reporting unit as well as the non-renewal of Marketplace Enhanced Advance Premium Tax Credits (APTCs). As a result of these market conditions along with the decline in the Company's stock price, the Company performed a quantitative impairment analysis during the third quarter to determine whether goodwill, intangibles or other assets were impaired.

The goodwill impairment analysis utilized a weighted discounted cash flow model and guideline public company market approach to measure the fair value of the Company's reporting units. As a result of the analysis, the Company recorded a $6,723 million impairment to goodwill in the third quarter of 2025.

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

The Company reviews actual and anticipated experience compared to the assumptions used to establish medical costs. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing and measuring the profitability of such contracts and expected investment income is excluded. In December 2023, the Company recorded a premium deficiency reserve of $250 million related to the 2024 Medicare Advantage contract year. In December 2024, the Company recorded a premium deficiency reserve of $92 million related to the 2025 Medicare Advantage contract year. As of December 2025, the Company did not record a premium deficiency reserve related to the 2026 Medicare Advantage contract year.

Revenue Recognition

The Company's health plans generate revenues primarily from premiums received from the states in which it operates health plans, premiums received from its members and CMS for its Medicare products and premiums from members of its commercial health plans. In addition to member premium payments, its Marketplace contracts also generate revenues from subsidies received from CMS. The Company generally receives a fixed premium per member per month pursuant to its contracts and recognizes premium revenues during the period in which it is obligated to provide services to its members at the amount reasonably estimable. In some instances, the Company's base premiums are subject to an adjustment, in the form of a risk score or risk adjustment, based on the acuity of its membership. Generally, the risk score or risk adjustment is determined by the state or CMS analyzing submissions of processed claims and medical record data to determine the acuity of the Company's membership, often relative to the respective program's membership. The Company estimates the amount of risk score and risk adjustment based upon the processed claims and medical record data submitted and expected to be submitted to the state or CMS and records revenues on a risk adjusted basis. Some contracts allow for additional premiums related to certain supplemental services provided such as maternity deliveries.

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

In addition to premium revenue and risk sharing described above, the Company's Part D business receives prospective payments for reinsurance, manufacturer drug subsidies, and low-income subsidies. Reinsurance and manufacturer drug subsidies payments are received from CMS as a fixed monthly per member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in the bids. For qualifying low-income prescription drug benefit members, CMS pays for some, or all, of the member's monthly premium. The Company receives certain Part D prospective subsidy payments from CMS for these members as a fixed monthly per-member amount, based on the estimated costs of providing prescription drug benefits over the plan year, as reflected in the bids. No prospective payments are received for risk sharing. Approximately one year subsequent to the end of the plan year, or later in the case of the drug manufacturer discount subsidy, a settlement payment is made between CMS and the Company's plans based on the difference between the earned premium, risk corridor, reinsurance and subsidies compared to monthly prospective payments.

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

Minimum Medical Loss Ratio

The ACA established a minimum MLR for commercial insurance plans, including the Health Insurance Marketplace. The risk adjustment program described above is taken into consideration to determine if the Company's estimated annual medical costs are less than the minimum MLR and require an adjustment to premium revenues to meet the minimum MLR.

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

Premium and Trade Receivables and Unearned Revenue

Premium and service revenues collected in advance of being earned are recorded as unearned revenue. For performance-based contracts, the Company does not recognize revenue subject to refund until data is sufficient to measure performance. Premiums and service revenues due to the Company are recorded as premium and trade receivables and are recorded net of an allowance based on historical trends and management's judgment on the collectability of these accounts. As the Company generally receives payments during the month in which services are provided, the allowance is typically not significant in comparison to total revenues and does not have a material impact on the presentation of the financial condition or results of operations. Amounts receivable under federal contracts are comprised primarily of contractually defined billings, accrued contract incentives under the terms of the contract and amounts related to change orders for services not originally specified in the contract.

The Company has receivables due from CMS for Part D risk-sharing programs attributable to the 2025 plan year that are expected to be paid by CMS within a year after the plan year closes. As of December 31, 2025, the stand-alone Part D risk-sharing programs receivable balance for the 2025 plan year was $3,992 million.

Activity in the allowance for uncollectible accounts is summarized below ($ in millions):

	Year Ended December 31,
	2025	2024	2023
Balance, January 1	$111	$120	$130
Amounts charged to expense	99	68	58
Recoveries	(3)	—	—
Write-offs of uncollectible receivables	(73)	(77)	(68)
Balance, December 31	$134	$111	$120

Significant Customers

The Company receives the majority of its revenues under contracts or subcontracts with state Medicaid managed care programs. None of the Company's customers exceeded 10% of total annual revenues for the years ended December 31, 2025, 2024 and 2023.

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

Stock Based Compensation

Stock based compensation expense is recognized at grant date fair value over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits/detriments related to stock compensation are presented as a cash inflow/outflow from operating activities. The Company accounts for forfeitures when they occur.

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

In September 2025, the FASB issued ASU 2025-06 – Intangibles – Goodwill and Other – Internal-Use Software. The standard update modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs by removing stage-based and linear capitalization rules and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The new standard is effective for fiscal years and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard update.

In December 2025, the FASB issued ASU 2025-11 – Interim Reporting – Narrow-Scope Improvements which clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the standard update is to provide clarity about current interim requirements. The amendments in this standard update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The new standard is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard update.

3. Acquisitions and Divestitures

Magellan Rx Divestiture

On December 2, 2022, the Company completed the divestiture of Magellan Rx for $1,337 million. The Company recognized a gain of $269 million, or $99 million after-tax, which is included in investment and other income in the Consolidated Statements of Operations.

During 2023, the Company recorded a reduction to the previously reported gain on the sale of $22 million, or $10 million after-tax, due to the finalization of working capital adjustments, which is included in investment and other income in the Consolidated Statements of Operations.

During 2025, the company recorded a favorable adjustment to the gain on sale of Magellan Rx of $2 million, or $1 million after-tax, which is included in investment and other income in the Consolidated Statements of Operations.

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

Circle Health Group Divestiture

On August 28, 2023, the Company signed a definitive agreement to sell Circle Health, one of the U.K.'s largest independent hospital operators, which was included in the Other segment. In accordance with the signed definitive agreement in the third quarter of 2023, and subsequently updated in the fourth quarter of 2023, the Company recorded impairment charges related to goodwill associated with the pending divestiture totaling $292 million, or $258 million after-tax.

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

Collaborative Health Systems Divestiture

In July 2024, the Company entered into a definitive agreement to sell CHS, a management services organization, which was included in the Other segment.

On October 4, 2024, the Company completed the previously announced sale of CHS. During 2024, the Company recognized a pre-tax gain of $17 million, or $13 million after-tax, which is included in investment and other income in the Consolidated Statements of Operations.

Magellan Health

In December 2025, the Company signed a definitive agreement to sell the remaining Magellan Health businesses, which is included in the Other segment. As of December 31, 2025, the assets and liabilities of Magellan Health were considered held for sale resulting in $303 million of assets held for sale in other current assets and $303 million of liabilities held for sale in accounts payable and accrued expenses in the Consolidated Balance Sheet. The majority of the held for sale assets were previously reported as cash and cash equivalents, premium and trade receivables, property, software and equipment and intangible assets. The majority of the liabilities were previously reported as medical claims liabilities and accounts payable and accrued expenses.

As a result, the Company recorded impairment charges associated with the pending divestiture totaling $513 million, or $389 million after-tax.

4. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	December 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$533	$3	$(1)	$535	$593	$2	$(4)	$591
Corporate securities	10,642	166	(146)	10,662	10,820	47	(360)	10,507
Restricted certificates of deposit	1	—	—	1	4	—	—	4
Restricted cash equivalents	69	—	—	69	93	—	—	93
Short-term time deposits	205	—	—	205	425	—	—	425
Municipal securities	3,790	37	(69)	3,758	4,174	7	(151)	4,030
Asset-backed securities	1,656	20	(10)	1,666	1,820	13	(21)	1,812
Residential mortgage-backed securities	1,763	21	(70)	1,714	1,807	1	(129)	1,679
Commercial mortgage-backed securities	1,156	9	(29)	1,136	1,298	3	(62)	1,239
Equity securities	1	—	—	1	14	—	—	14
Private equity investments	915	—	—	915	851	—	—	851
Life insurance contracts	217	—	—	217	196	—	—	196
Total	$20,948	$256	$(325)	$20,879	$22,095	$73	$(727)	$21,441

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. Private equity investments include direct investments in private equity securities as well as private equity funds. In December 2024, the Company impaired a private equity investment for $50 million. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with a focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of December 31, 2025, 99% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At December 31, 2025, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $180 million and $178 million at December 31, 2025 and 2024, respectively, and is included in other current assets in the Consolidated Balance Sheets.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 3 years at December 31, 2025.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	December 31, 2025				December 31, 2024
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$88	$(1)	$43	$(1)	$60	$(3)	$144
Corporate securities	(2)	464	(144)	3,226	(41)	2,621	(319)	4,782
Municipal securities	(1)	241	(68)	1,550	(16)	1,217	(135)	2,073
Asset-backed securities	(2)	114	(8)	180	(4)	301	(17)	331
Residential mortgage-backed securities	—	120	(70)	687	(18)	786	(111)	738
Commercial mortgage-backed securities	—	156	(29)	480	(4)	210	(58)	666
Total	$(5)	$1,183	$(320)	$6,166	$(84)	$5,195	$(643)	$8,734

As of December 31, 2025, the gross unrealized losses were generated from 3,236 positions out of a total of 6,176 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	December 31, 2025				December 31, 2024
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,201	$2,190	$464	$464	$2,383	$2,365	$477	$475
One year through five years	7,266	7,219	574	566	7,799	7,563	610	593
Five years through ten years	4,198	4,252	334	339	4,343	4,172	301	291
Greater than ten years	160	157	43	43	165	160	31	31
Asset-backed securities	4,575	4,516	—	—	4,925	4,730	—	—
Total	$18,400	$18,334	$1,415	$1,412	$19,615	$18,990	$1,419	$1,390

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

The following table summarizes fair value measurements by level at December 31, 2025, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$17,888	$—	$—	$17,888
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$55	$—	$—	$55
Corporate securities	—	10,652	—	10,652
Municipal securities	—	2,906	—	2,906
Short-term time deposits	—	205	—	205
Asset-backed securities	—	1,666	—	1,666
Residential mortgage-backed securities	—	1,714	—	1,714
Commercial mortgage-backed securities	—	1,136	—	1,136
Equity securities	—	1	—	1
Total investments	$55	$18,280	$—	$18,335
Restricted deposits:
Cash and cash equivalents	$69	$—	$—	$69
U.S. Treasury securities and obligations of U.S. government corporations and agencies	480	—	—	480
Corporate securities	—	10	—	10
Certificates of deposit	—	1	—	1
Municipal securities	—	852	—	852
Total restricted deposits	$549	$863	$—	$1,412
Total assets at fair value	$18,492	$19,143	$—	$37,635

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

The Company utilizes matrix pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $1,132 million and $1,047 million as of December 31, 2025 and December 31, 2024, respectively.

6. Property, Software and Equipment

Property, software and equipment consist of the following ($ in millions):

	December 31, 2025	December 31, 2024
Computer software	$2,688	$3,051
Buildings	492	523
Computer hardware	486	535
Leasehold improvements	277	273
Furniture and office equipment	181	332
Land	145	156
Property, software and equipment, at cost	4,269	4,870
Less: accumulated depreciation	(2,232)	(2,803)
Property, software and equipment, net	$2,037	$2,067

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $590 million, $549 million and $575 million, respectively.

The decrease in property, software and equipment in 2025 was primarily driven by divestiture related activity as discussed in Note 3. Acquisitions and Divestitures. Specifically, as of December 31, 2025, Magellan Health was considered held for sale, and accordingly, the associated property, software and equipment of $91 million was reclassified to other current assets.

7. Goodwill and Intangible Assets

The passage of the OBBBA in July 2025 had various implications for the Company, including potential membership impacts to the Company's Medicaid reporting unit as well as the non-renewal of Marketplace Enhanced APTCs. As a result of these market conditions along with the decline in the Company's stock price, the Company performed a quantitative impairment analysis during the third quarter of 2025 to determine whether goodwill, intangibles or other assets were impaired.

The goodwill impairment analysis utilized a weighted discounted cash flow model and guideline public company market approach to measure the fair value of the Company's reporting units. As a result of the analysis, the Company recorded a $6,723 million impairment to goodwill.

The following table summarizes the changes in goodwill by operating segment ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, December 31, 2023	$10,198	$1,592	$5,424	$344	$17,558
Current year activity	—	—	—	—	—
Balance, December 31, 2024	$10,198	$1,592	$5,424	$344	$17,558
Impairments	(6,186)	—	(212)	(325)	(6,723)
Balance, December 31, 2025	$4,012	$1,592	$5,212	$19	$10,835

Intangible assets at December 31, consist of the following ($ in millions):

			Weighted Average Useful Life in Years
	2025	2024	2025	2024
Purchased contract rights and customer relationships	$7,737	$7,845	13.5	13.5
Trade names	913	943	15.5	15.6
Provider contracts	492	612	13.8	14.0
Developed technologies	227	298	3.8	4.4
Intangible assets	9,369	9,698	13.4	13.4
Less: accumulated amortization
Purchased contract rights and customer relationships	(3,891)	(3,348)
Trade names	(438)	(383)
Provider contracts	(283)	(271)
Developed technologies	(227)	(287)
Total accumulated amortization	(4,839)	(4,289)
Intangible assets, net	$4,530	$5,409

As discussed in Note 3. Acquisitions and Divestitures, Magellan Health was considered held for sale as of December 31, 2025, and the related intangible assets of $140 million were reclassified to other current assets. Additionally, during 2025 the Company recorded intangible asset impairment related to the wind-down of certain contracts in the Other segment of $55 million.

Amortization expense was $685 million, $692 million and $718 million for the years ended December 31, 2025, 2024 and 2023, respectively. Estimated total amortization expense related to the December 31, 2025 intangible assets for each of the five succeeding fiscal years is as follows ($ in millions):

Estimated Total Amortization Expense
2026	$650
2027	645
2028	644
2029	540
2030	482

8. Medical Claims Liability

The following table summarizes the change in medical claims liability for the year ended December 31, 2025 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2025	$10,299	$3,358	$4,463	$188	$18,308
Less: Reinsurance recoverables	18	—	47	—	65
Balance, January 1, 2025, net	10,281	3,358	4,416	188	18,243
Incurred related to:
Current year	85,697	34,869	37,397	2,146	160,109
Prior years	(1,247)	(550)	(495)	(23)	(2,315)
Total incurred	84,450	34,319	36,902	2,123	157,794
Paid related to:
Current year	75,872	30,651	32,213	1,955	140,691
Prior years	8,500	2,533	3,482	162	14,677
Total paid	84,372	33,184	35,695	2,117	155,368
Plus: Premium deficiency reserve	—	(92)	—	—	(92)
Plus: Divestitures	—	—	—	(109)	(109)
Balance, December 31, 2025, net	10,359	4,401	5,623	85	20,468
Plus: Reinsurance recoverables	16	—	60	—	76
Balance, December 31, 2025	$10,375	$4,401	$5,683	$85	$20,544

The following table summarizes the change in medical claims liability for the year ended December 31, 2024 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2024	$10,814	$3,612	$3,460	$114	$18,000
Less: Reinsurance recoverables	5	—	44	—	49
Balance, January 1, 2024, net	10,809	3,612	3,416	114	17,951
Incurred related to:
Current year	78,886	21,170	26,548	1,708	128,312
Prior years	(1,370)	(575)	(509)	7	(2,447)
Total incurred	77,516	20,595	26,039	1,715	125,865
Paid related to:
Current year	69,351	18,036	22,547	1,522	111,456
Prior years	8,693	2,655	2,492	119	13,959
Total paid	78,044	20,691	25,039	1,641	125,415
Plus: Premium deficiency reserve	—	(158)	—	—	(158)
Balance, December 31, 2024, net	10,281	3,358	4,416	188	18,243
Plus: Reinsurance recoverables	18	—	47	—	65
Balance, December 31, 2024	$10,299	$3,358	$4,463	$188	$18,308

The following table summarizes the change in medical claims liability for the year ended December 31, 2023 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2023	$11,253	$3,431	$1,921	$140	$16,745
Less: Reinsurance recoverables	7	—	19	—	26
Balance, January 1, 2023, net	11,246	3,431	1,902	140	16,719
Incurred related to:
Current year	79,747	19,487	19,966	1,480	120,680
Prior years	(1,537)	(343)	(150)	(6)	(2,036)
Total incurred	78,210	19,144	19,816	1,474	118,644
Paid related to:
Current year	69,904	16,631	16,823	1,367	104,725
Prior years	8,743	2,582	1,479	133	12,937
Total paid	78,647	19,213	18,302	1,500	117,662
Plus: Premium deficiency reserve	—	250	—	—	250
Balance, December 31, 2023, net	10,809	3,612	3,416	114	17,951
Plus: Reinsurance recoverables	5	—	44	—	49
Balance, December 31, 2023	$10,814	$3,612	$3,460	$114	$18,000

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years were primarily attributable to reserving under moderately adverse conditions, including residual pandemic impacts. Additionally, as a result of minimum MLR and other return of premium programs, the Company recorded approximately $93 million, $243 million and $382 million of the "Incurred related to: Prior years" as a reduction to premium revenues in 2025, 2024 and 2023, respectively. Further, claims processing and coordination of benefits initiatives yielded claim payment recoveries related to dates of service from prior years.

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

The Company reviews actual and anticipated experience compared to the assumptions used to establish medical costs. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing and measuring the profitability of such contracts and expected investment income is excluded. In December 2023, the Company recorded a premium deficiency reserve of $250 million related to the 2024 Medicare Advantage contract year. In December 2024, the Company recorded a premium deficiency reserve of $92 million related to the 2025 Medicare Advantage contract year. As of December 2025, the Company did not record a premium deficiency reserve related to the 2026 Medicare Advantage contract year.

Information about incurred and paid claims development as of December 31, 2025 is included in the table below. The claims development information for all periods preceding the most recent reporting period is considered required supplementary information.

Consolidated incurred and paid claims development as of December 31, 2025 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2023 (unaudited)	2024 (unaudited)	2025
2023	$120,680	$118,709	$118,324
2024		128,312	126,382
2025			160,109
	Total incurred claims		$404,815

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2023 (unaudited)	2024 (unaudited)	2025
2023	$104,725	$117,635	$118,114
2024		111,456	125,631
2025			140,691
	Total payment of incurred claims		384,436
	All outstanding liabilities prior to 2023, net of reinsurance		290
	Magellan Health medical claims liabilities held for sale		(109)
	Medical claims liability, net of reinsurance		$20,560

Incurred and paid claims development for the Medicaid segment as of December 31, 2025 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2023 (unaudited)	2024 (unaudited)	2025
2023	$79,747	$78,517	$78,282
2024		78,885	77,872
2025			85,697
	Total incurred claims		$241,851

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2023 (unaudited)	2024 (unaudited)	2025
2023	$69,904	$77,952	$78,194
2024		69,351	77,527
2025			75,872
	Total payment of incurred claims		231,593
	All outstanding liabilities prior to 2023, net of reinsurance		101
	Medical claims liability, net of reinsurance		$10,359

Incurred and paid claims development for the Medicare segment as of December 31, 2025 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2023 (unaudited)	2024 (unaudited)	2025
2023	$19,487	$19,008	$18,830
2024		21,171	20,798
2025			34,869
	Total incurred claims		$74,497

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2023 (unaudited)	2024 (unaudited)	2025
2023	$16,631	$18,778	$18,783
2024		18,036	20,674
2025			30,651
	Total payment of incurred claims		70,108
	All outstanding liabilities prior to 2023, net of reinsurance		104
	Medical claims liability, net of reinsurance		$4,493

Incurred and paid claims development for the Commercial segment as of December 31, 2025 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2023 (unaudited)	2024 (unaudited)	2025
2023	$19,966	$19,698	$19,725
2024		26,548	26,027
2025			37,397
	Total incurred claims		$83,149

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2023 (unaudited)	2024 (unaudited)	2025
2023	$16,823	$19,420	$19,650
2024		22,547	25,748
2025			32,213
	Total payment of incurred claims		77,611
	All outstanding liabilities prior to 2023, net of reinsurance		85
	Medical claims liability, net of reinsurance		$5,623

Incurred and paid claims development for the Other segment as of December 31, 2025 is as follows ($ in millions):

Cumulative Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2023 (unaudited)	2024 (unaudited)	2025
2023	$1,480	$1,486	$1,487
2024		1,708	1,685
2025			2,146
	Total incurred claims		$5,318

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
For the Year Ended December 31,
Claim Year	2023 (unaudited)	2024 (unaudited)	2025
2023	$1,367	$1,485	$1,487
2024		1,522	1,682
2025			1,955
	Total payment of incurred claims		5,124
	All outstanding liabilities prior to 2023, net of reinsurance		—
	Magellan Health medical claims liabilities held for sale		(109)
	Medical claims liability, net of reinsurance		$85

Incurred claims and allocated claim adjustment expenses, net of reinsurance, total IBNR plus expected development on reported claims and cumulative claims data as of December 31, 2025 are included in the following table. For claims frequency information summarized below, a claim is defined as the financial settlement of a single medical event in which remuneration was paid to the servicing provider. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

Consolidated information is summarized as follows (in millions):

	December 31, 2025
Claim Year	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims
2023	$118,324	$4	624.1
2024	126,382	347	665.0
2025	160,109	13,125	709.9

Information for the Medicaid segment is summarized as follows (in millions):

	December 31, 2025
Claim Year	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims
2023	$78,282	$4	346.0
2024	77,872	155	317.9
2025	85,697	7,244	308.1

Information for the Medicare segment is summarized as follows (in millions):

	December 31, 2025
Claim Year	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims
2023	$18,830	$—	200.7
2024	20,798	82	255.1
2025	34,869	1,567	282.8

Information for the Commercial segment is summarized as follows (in millions):

	December 31, 2025
Claim Year	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims
2023	$19,725	$—	72.9
2024	26,027	107	86.4
2025	37,397	4,242	112.5

Information for the Other segment is summarized as follows (in millions):

	December 31, 2025
Claim Year	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	Total IBNR Plus Expected Development on Reported Claims	Cumulative Paid Claims
2023	$1,487	$—	4.5
2024	1,685	3	5.6
2025	2,146	72	6.5

9. Affordable Care Act

The ACA established risk spreading premium stabilization programs as well as a minimum annual MLR and CSRs.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	December 31, 2025	December 31, 2024
Risk adjustment receivable	$1,449	$1,434
Risk adjustment payable	(2,087)	(1,605)
Minimum medical loss ratio	(294)	(688)
Cost sharing reduction receivable	13	305
Cost sharing reduction payable	(15)	(74)

In June 2025, CMS announced the final risk adjustment transfers for the 2024 benefit year. CMS announced an update to the final risk adjustment transfer in July 2025, and the risk adjustment net receivable was decreased by $504 million in the twelve months ended December 31, 2025. After consideration of minimum MLR and other related impacts, which includes the effect to the 2025 benefit year, the net pre-tax benefit recognized was $163 million for the year ended December 31, 2025.

As of December 31, 2025, the Company's 2025 benefit year net risk adjustment payable was $545 million.

10. Debt

Debt consists of the following ($ in millions):

	December 31, 2025	December 31, 2024
$2,500 million 4.25% Senior Notes, due December 15, 2027	$2,211	$2,398
$2,300 million 2.45% Senior Notes, due July 15, 2028	2,302	2,302
$3,500 million 4.625% Senior Notes, due December 15, 2029	3,277	3,277
$2,000 million 3.375% Senior Notes, due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes, due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes, due March 1, 2031	2,200	2,200
$1,300 million 2.625% Senior Notes, due August 1, 2031	1,300	1,300
Total senior notes	15,490	15,677
Term Loan Facility	2,000	2,006
Revolving Credit Agreement	—	950
Debt issuance costs	(89)	(100)
Total debt	17,401	18,533
Less: current portion	(50)	(110)
Long-term debt	$17,351	$18,423

Senior Notes

During 2025, the Company repurchased $189 million of its par value Senior Notes due 2027 through the Company's senior note debt repurchase program. The Company recognized a $1 million gain on the repurchase of the notes, including the write-off of unamortized debt discount and issuance costs. In January 2026, the Company repurchased an additional $29 million of its par value Senior Notes due 2027 through the debt repurchase program.

The indentures governing the senior notes listed in the table above contain restrictive covenants of Centene Corporation. At December 31, 2025, the Company was in compliance with all covenants.

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

The Company is subject to a financial covenant under the New Credit Agreement, tested quarterly, whereby the debt-to-capital ratio may not exceed 0.60 to 1.00, with a step-up, upon the Company's election, following the consummation of a material acquisition, to 0.65 to 1.00 during certain specified periods. As of December 31, 2025, the Company was in compliance with all financial and non-financial covenants under the New Credit Agreement.

As of December 31, 2025, the Company had no borrowings outstanding under the Revolving Credit Facility, with an interest rate of the base rate plus 0.25% margin, and $2,000 million of borrowings outstanding under the Company's Term Loan Facility.

Senior Note Debt Repurchase Program

In June 2022, the Company's Board of Directors authorized a $1,000 million senior note debt repurchase program in preparation for future debt reductions as part of the Company's strategic initiatives. During the year ended December 31, 2025, the Company repurchased $189 million of its par value senior notes, as described above, for $187 million. No repurchases were made during the year ended December 31, 2024. As of December 31, 2025, there was $513 million available under the senior note debt repurchase program. In January 2026, the Company repurchased an additional $29 million of its par value Senior Notes due 2027 for $29 million.

In February 2026, the Company's Board of Directors authorized an increase under the program of $1,000 million. With this increase, as of February 2026, there was $1,484 million available under the senior note debt repurchase program.

Letters of Credit & Surety Bonds

The Company had outstanding letters of credit of $120 million as of December 31, 2025, which were not part of the Revolving Credit Facility. The letters of credit bore interest at 0.8% as of December 31, 2025. The Company had outstanding surety bonds of $784 million as of December 31, 2025.

Aggregate maturities for the Company's debt for the years ending December 31, are as follows ($ in millions):

Aggregate Maturities
2026	$50
2027	2,316
2028	2,400
2029	3,377
2030	5,850
Thereafter	3,500
Total	$17,493

The fair value of outstanding debt was approximately $16,273 million and $16,929 million at December 31, 2025 and 2024, respectively.

11. Leases

The Company records right-of-use (ROU) assets and lease liabilities for non-cancelable operating leases primarily for real estate and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Expense related to leases is recorded on a straight-line basis over the lease term, including rent holidays. The Company recognized operating lease expense of $99 million and $108 million during the years ended December 31, 2025 and 2024, respectively.

The Company considers the existence of options to extend or terminate leases in its analysis of the lease term for the purposes of measuring its ROU assets and lease liabilities. The renewal options are not included in the measurement of the ROU assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods.

The following table sets forth the ROU assets and lease liabilities ($ in millions):

	December 31, 2025	December 31, 2024
Assets
ROU assets (recorded within other long-term assets)	$317	$359

Liabilities
Short-term (recorded within accounts payable and accrued expenses)	$146	$158
Long-term (recorded within other long-term liabilities)	615	738
Total lease liabilities	$761	$896

Cash paid for amounts included in the measurement of lease liabilities, recorded as operating cash flows in the Consolidated Statements of Cash Flows, was $195 million and $227 million during the years ended December 31, 2025 and 2024, respectively. New operating leases commenced resulting in the recognition of ROU assets and lease liabilities of $65 million and $69 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had additional operating leases that have not yet commenced of $2 million. These operating leases will commence in 2026 with lease terms of approximately six years.

As of December 31, 2025, the weighted average remaining lease term for the Company was 6.9 years. The lease liabilities as of December 31, 2025, reflect a weighted average discount rate of 3.5%.

Lease payments over the next five years and thereafter are as follows ($ in millions):

Lease Payments
2026	$169
2027	137
2028	116
2029	99
2030	86
Thereafter	247
Total lease payments	854
Less: imputed interest	(93)
Total lease liabilities	$761

12. Stockholders' Equity

The Company's Board of Directors has authorized a stock repurchase program of the Company's common stock from time to time on the open market or through privately negotiated transactions. The Company is authorized to repurchase up to $10,000 million, inclusive of past authorizations. As of December 31, 2025, the Company had a remaining amount of $1,830 million available under the Company's stock repurchase program. No duration has been placed on the repurchase program. The Company reserves the right to discontinue the repurchase program at any time.

Share repurchases in 2025, 2024 and 2023 were primarily funded through divestiture proceeds and free cash flow generated from operations. The following represents the Company's share repurchase activity ($ in millions, shares in thousands):

	Year Ended December 31,
	2025		2024		2023
	Shares	Cost	Shares	Cost	Shares	Cost
Share buybacks	6,713	$400	41,987	$2,999	22,886	$1,577
Income tax withholding	846	48	1,494	114	828	56
Total share repurchases (1)	7,559	$448	43,481	$3,113	23,714	$1,633

(1)	Excludes year-to-date share repurchase excise tax of approximately $3 million, $28 million and $10 million accrued as of December 31, 2025, 2024 and 2023 respectively.

Prior to the adoption of the 2025 Stock Incentive Plan in May 2025, shares repurchased for income tax withholding were shares withheld in connection with employee stock plans to meet applicable tax withholding requirements. These shares were typically included in the Company's treasury stock. Following the adoption of the 2025 Stock Incentive Plan, shares repurchased for income tax withholding are typically recorded as a reduction to additional paid-in capital.

13. Statutory Capital Requirements and Dividend Restrictions

Various state laws require Centene's regulated subsidiaries to maintain minimum capital levels specified by each state and restrict the amount of dividends that may be paid without prior regulatory approval. At December 31, 2025 and 2024, Centene's subsidiaries had aggregate statutory capital and surplus of $19,730 million and $20,258 million, respectively, compared with the required minimum aggregate statutory capital and surplus of $11,288 million and $9,083 million, respectively. As of December 31, 2025, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to the Company was $11,288 million in the aggregate.

14. Income Taxes

The consolidated income tax expense consists of the following ($ in millions):

	Year Ended December 31,
	2025	2024	2023
Income (loss) from continuing operations before income tax expense (benefit)
U.S. Federal	$(6,727)	$3,529	$3,686
Foreign (1)	(1)	728	(88)
Total	$(6,728)	$4,257	$3,598

Income tax expense (benefit) from continuing operations
Current tax expense (benefit)
Federal	$77	$798	$833
State and local	(69)	142	132
Foreign	—	—	1
Total current tax expense	$8	$940	$966
Deferred tax expense (benefit)
Federal	$(29)	$8	$(71)
State and local	(30)	7	33
Foreign	—	8	(29)
Total deferred tax expense (benefit)	$(59)	$23	$(67)
Total income tax expense (benefit)
Federal	$48	$806	$762
State and local	(99)	149	165
Foreign	—	8	(28)
Total income tax expense (benefit)	$(51)	$963	$899

(1)	Foreign income from continuing operations includes the Company's Cayman Islands reinsurance entity. The Company has elected for its Cayman Islands entity to be taxed as a U.S. corporation and pays U.S. tax at the 21% tax rate. The U.S. tax resulting from this entity is included in Federal income tax expense. This entity ceased operations in 2025.

The reconciliation of the tax provision at the U.S. federal statutory rate to income tax expense (benefit) is as follows ($ in millions):

	Year Ended December 31,
	2025		2024		2023
	Total	%	Total	%	Total	%
Earnings (loss) from continuing operations, before income tax expense	$(6,728)		$4,257		$3,598

Tax provision at the U.S. federal statutory rate	(1,413)	21.0%	894	21.0%	756	21.0%
Federal
Effect of cross-border tax laws
Global Intangible Low-Taxed Income (GILTI)	(2)	—%	44	1.0%	4	0.1%
Cayman Islands
Statutory income tax rate differential (1)	—	—%	142	3.3%	62	1.7%
Other	2	—%	2	—%	(21)	(0.6)%
Tax credits	—	—%	(14)	(0.3)%	(5)	(0.1)%
Changes in valuation allowances	(1)	—%	(12)	(0.3)%	(2)	(0.1)%
Nontaxable or nondeductible items
Nondeductible compensation	31	(0.5)%	37	0.9%	29	0.8%
Nondeductible goodwill	1,409	(20.9)%	—	—%	—	—%
Nontaxable or nondeductible divestiture (gains) losses	3	—%	(97)	(2.3)%	(9)	(0.3)%
Other nontaxable or nondeductible items	19	(0.3)%	(1)	—%	(6)	(0.2)%
Other
Excess tax detriment (benefit) on stock awards	4	(0.1)%	(3)	(0.1)%	(59)	(1.6)%
Other	(24)	0.4%	9	0.2%	26	0.7%
Foreign tax effects
United Kingdom
Nondeductible goodwill	—	—%	(34)	(0.8)%	83	2.3%
Other	—	—%	12	0.3%	(26)	(0.7)%
Cayman Islands
Statutory income tax rate differential (1)	—	—%	(142)	(3.3)%	(62)	(1.7)%
Other jurisdictions	—	—%	7	0.2%	(16)	(0.4)%
Changes in unrecognized tax benefits	(92)	1.4%	24	0.6%	27	0.8%
State income taxes, net of federal income tax benefit (2)	13	(0.2)%	95	2.2%	118	3.3%
Income tax (benefit) expense	$(51)	0.8%	$963	22.6%	$899	25.0%

(1)	The Company has elected for its Cayman Islands reinsurance entity to be taxed as a U.S. corporation and pays U.S. tax at the 21% tax rate. The taxability of this entity does not represent a reconciling item between the U.S. federal rate and the Company's effective tax rate. This entity ceased operations in 2025.
(2)	During the year ended December 31, 2025, state taxes in Pennsylvania comprised greater than 50% of the tax effect in this category. During the year ended December 31, 2024, state taxes in California, Florida and Illinois comprised greater than 50% of the tax effect in this category. During the year ended December 31, 2023, state taxes in California and Florida comprised greater than 50% of the tax effect in this category.

Income taxes paid are as follows ($ in millions):

	Year Ended December 31,
	2025	2024	2023
U.S. Federal (1)	$364	$930	$698

California	27	*	*
Florida	23	*	*
Pennsylvania	*	*	53
Other (2)	34	71	138
Total U.S. State and Local	84	71	191

Foreign	—	1	(2)
Total income taxes paid, net	$448	$1,002	$887

(1)	Includes amounts paid to purchase transferable tax credits of $78 million, $100 million and $49 million during the years ended December 31, 2025, 2024 and 2023, respectively.
(2)	Includes amounts paid to purchase transferable tax credits of $23 million, $15 million and $10 million during the years ended December 31, 2025, 2024 and 2023, respectively.
*	The amount of income taxes paid to these jurisdictions during the year does not meet the 5% disaggregation threshold.

The tax effects of temporary differences which give rise to deferred tax assets and liabilities are presented below ($ in millions):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Medical claims liability	$178	$178
Nondeductible liabilities	69	81
Net operating loss and other carryforwards	106	70
Compensation accruals	105	93
Premium and trade receivables	88	72
Operating lease liability	196	231
Unrealized gain/loss	13	153
Software development costs	178	246
Other	48	92
Deferred tax assets	981	1,216
Valuation allowance	(67)	(77)
Net deferred tax assets	$914	$1,139

Deferred tax liabilities:
Goodwill and intangible assets	$1,376	$1,518
Fixed assets	198	135
Investments in subsidiaries and joint ventures (outside basis)	68	—
Right-of-use asset	78	88
Other	27	82
Deferred tax liabilities	1,747	1,823
Net deferred tax liabilities	$(833)	$(684)

Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain state net operating loss and capital loss carryforwards and federal and state tax credit carryforwards.

State net operating loss and tax credit carryforwards of $45 million expire beginning in 2026 through 2044, while the remaining $16 million have indefinite carryforward periods.

The Company maintains a reserve for uncertain tax positions that may be challenged by a tax authority. A rollforward of the beginning and ending amount of uncertain tax positions, exclusive of related interest and penalties, is as follows ($ in millions):

	Year Ended December 31,
	2025	2024
Gross unrecognized tax benefits, January 1	$340	$439
Gross increases:
Current year tax positions	12	16
Prior year tax positions	4	31
Gross decreases:
Settlements (1)	(8)	(133)
Prior year tax positions	(8)	(6)
Statute of limitation lapses	(110)	(7)
Gross unrecognized tax benefits, December 31	$230	$340

(1)	Settlements for the year ended December 31, 2024 primarily reflected the resolution of an item that had no net impact on the Consolidated Statement of Operations.

As of December 31, 2025, $120 million of unrecognized tax benefits would impact the Company's effective tax rate in future periods, if recognized.

The table above excludes interest and penalties, net of related tax benefits, which are treated as income tax expense (benefit) under the Company's accounting policy. The Company recognized a net reduction of interest expense and penalties related to uncertain positions of $37 million for the year ended December 31, 2025. For the year ended December 31, 2024, the Company recognized net interest expense and penalties related to uncertain positions of $13 million. The Company had $61 million and $98 million of accrued interest and penalties for uncertain tax positions as of December 31, 2025 and 2024, respectively.

The Company files federal tax returns as well as returns for numerous state tax jurisdictions and is engaged in multiple audit proceedings for its state filings. Generally, no further state audit activity is expected for years prior to 2016. Additionally, the Company's tax returns are under federal examination for tax years 2021 through 2022.

15. Stock Incentive Plans

The Company's stock incentive plans allow for the granting of restricted stock or restricted stock unit awards and options to purchase common stock. Both incentive stock options and nonqualified stock options can be awarded under the plans. However, an immaterial amount of options were granted, exercised or outstanding in 2025. The plans have 12 million shares available for future awards.

Compensation expense for stock options and restricted stock unit awards is recognized on a straight-line basis over the vesting period, generally three to five years for stock options and one to three years for restricted stock or restricted stock unit awards. Vesting is accelerated by one year for individuals who qualify under the Company's retirement eligible provisions. Certain restricted stock unit awards contain performance-based or market-based provisions as well as service-based provisions. The fair value of restricted stock and restricted stock units with only service-based or performance-based provisions is determined using the previous day's market close price at the time of grant. The fair value of restricted stock units with market-based provisions is determined using a Monte Carlo simulation model. The fair value of stock options is determined based on the Black-Scholes option-pricing model. Forfeitures for all stock awards are recognized as they occur. The total compensation cost that has been charged against income for the stock incentive plans was $204 million, $212 million and $216 million for the years ended December 31, 2025, 2024 and 2023, respectively. The total income tax benefit recognized in the Statements of Operations for stock-based compensation arrangements was $20 million, $26 million and $101 million for the years ended December 31, 2025, 2024 and 2023, respectively.

A summary of the Company's non-vested restricted stock and restricted stock unit shares as of December 31, 2025, and changes during the year ended December 31, 2025, is presented below (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance, December 31, 2024	6,352	$73.10
Granted	8,836	44.75
Vested	(2,593)	70.79
Forfeited	(1,047)	66.52
Non-vested balance, December 31, 2025	11,548	$52.53

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2025, 2024 and 2023, was $147 million, $317 million and $185 million, respectively.

As of December 31, 2025, there was $356 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans; that cost is expected to be recognized over a weighted-average period of 2.1 years.

The Company maintains an employee stock purchase plan and issued 796 thousand shares, 572 thousand shares and 607 thousand shares in 2025, 2024 and 2023, respectively.

16. Retirement Plan

Centene has a defined contribution plan which covers substantially all team members who are at least 21 years of age. Under the plan, eligible team members may contribute a percentage of their base salary, subject to certain limitations. Centene may elect to match a portion of the employee's contribution. Company expense related to matching contributions to the plan was $138 million, $136 million and $131 million during the years ended December 31, 2025, 2024 and 2023, respectively.

17. Contingencies

The Company is routinely subjected to legal and regulatory proceedings in the normal course of business. These matters can include, without limitation:

•periodic compliance and other reviews and investigations by various federal and state regulatory agencies with respect to requirements applicable to the Company's business, including, without limitation, those related to payment of claims, compliance with the CMS Medicare and Marketplace regulations, including risk adjustment, prior authorizations and broker compensation, compliance with the False Claims Act, the calculation of minimum MLR and rebates related thereto, submissions to state agencies related to payments or state false claims acts, pre-authorization penalties, timely review of grievances and appeals, timely and accurate payment of claims, provider directory accuracy, network adequacy, cybersecurity issues, including those related to the Company's or the Company's third-party vendors' information systems, and the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and other federal and state fraud, waste and abuse laws;
•litigation arising out of general business activities, such as tax matters, disputes related to healthcare benefits coverage or reimbursement, putative securities class actions, and medical malpractice, privacy, real estate, intellectual property, vendor disputes and employment-related claims; and
•disputes regarding reinsurance arrangements, claims arising out of the acquisition or divestiture of various assets, class actions, and claims relating to the performance of contractual and non-contractual obligations to providers, members, employer groups, vendors and others, including, but not limited to, the alleged failure to properly pay claims and challenges to the manner in which the Company processes claims, claims related to network adequacy, and claims alleging that the Company has engaged in unfair business practices.

Among other things, these matters may result in corrective action plans, awards of damages, fines, or penalties, which could be substantial, and/or could require changes to the Company's business and cause reputational harm. The Company intends to vigorously defend itself against legal and regulatory proceedings to which it is currently a party; however, these proceedings are subject to many uncertainties. In some cases pending against the Company, substantial non-economic or punitive damages are being sought.

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

Federal Securities Class Action and Derivative Lawsuits

On July 9, 2025, a putative federal securities class action, Brock Lunstrum v. Centene Corp., et al. (the Securities Action), was filed against the Company and certain of its executives in the U.S. District Court for the Southern District of New York. The plaintiffs in the lawsuits allege that the Company made false and misleading statements with respect to the Company's 2025 earnings guidance in violation of federal securities laws. Five related derivative lawsuits were subsequently filed — Franchi v. London, et al. (filed July 31, 2025), Keippel v. London, et al. (filed August 14, 2025), and Shipon v. London, et al. (filed August 26, 2025) in the Southern District of New York, and Nante v. London, et al. (filed September 30, 2025) in the Eastern District of Missouri and Rosenbaum v. London, et. al, (filed January 30, 2026) in the District of Delaware (together, the Derivative Actions) — against the Company, as nominal defendant, members of the board of directors, and certain officers. The plaintiffs in the Derivative Actions allege that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action. The Company denies any wrongdoing and is vigorously defending itself against the claims in the Securities Action and Derivative Actions. Nevertheless, these matters are subject to many uncertainties and the Company cannot predict how long these lawsuits will last, whether additional litigation will be filed with similar claims, or what the ultimate outcome will be, and an adverse outcome in any of these matters could potentially have a materially adverse impact on the Company's financial position and results of operations, cash flow or liquidity.

18. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Year Ended December 31,
	2025	2024	2023

Earnings (loss) attributable to Centene Corporation	$(6,674)	$3,305	$2,702

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	493,116	521,790	543,319
Common stock equivalents (as determined by applying the treasury stock method)	—	1,954	2,385
Weighted average number of common shares and potential dilutive common shares outstanding	493,116	523,744	545,704

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$(13.53)	$6.33	$4.97
Diluted earnings (loss) per common share	$(13.53)	$6.31	$4.95

The calculation of diluted loss per common share for 2025 excludes the impact of 5,658 thousand shares related to stock options, restricted stock and restricted stock units as their effect would have been anti-dilutive due to the net loss for the year. The calculation of diluted earnings per common share for 2024 and 2023 exclude 278 thousand shares and 376 thousand shares, respectively, related to anti-dilutive stock options and restricted stock units.

19. Segment Information

The Company operates in four segments: (1) a Medicaid segment, (2) a Medicare segment, (3) a Commercial segment and (4) an Other segment. The Medicaid, Medicare and Commercial segments primarily represent the government-sponsored or subsidized programs under which the Company offers managed healthcare services. The Other segment includes the Company's pharmacy operations, vision and dental services, clinical healthcare, behavioral health, and centralized services, among others. The Company signed a definitive agreement to divest the remaining Magellan Health businesses in December 2025.

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

Segment information for the year ended December 31, 2025, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$90,137	$37,210	$42,001	$2,208	$171,556
Service	101	—	2	2,922	3,025
Premium and service revenues	90,238	37,210	42,003	5,130	174,581
Premium tax	20,196	—	—	—	20,196
Total external revenues	110,434	37,210	42,003	5,130	194,777
Internal revenues	—	—	—	16,854	16,854
Eliminations	—	—	—	(16,854)	(16,854)
Total revenues	$110,434	$37,210	$42,003	$5,130	$194,777

Medical costs	$84,450	$34,227	$36,902	$2,123	$157,702
Cost of services	98	—	—	2,572	2,670
Other operating expenses (1)					42,028
Other income (expense) (2)					895
Loss before income tax expense					$(6,728)

Segment gross margin (3)	$5,690	$2,983	$5,101	$435	$14,209

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the year ended December 31, 2024, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$83,758	$23,032	$33,699	$1,814	$142,303
Service	93	—	3	3,106	3,202
Premium and service revenues	83,851	23,032	33,702	4,920	145,505
Premium tax	17,566	—	—	—	17,566
Total external revenues	101,417	23,032	33,702	4,920	163,071
Internal revenues	—	—	—	16,879	16,879
Eliminations	—	—	—	(16,879)	(16,879)
Total revenues	$101,417	$23,032	$33,702	$4,920	$163,071

Medical costs	$77,516	$20,437	$26,039	$1,715	$125,707
Cost of services	89	—	—	2,640	2,729
Other operating expenses (1)					31,460
Other income (expense) (2)					1,082
Earnings before income tax expense					$4,257

Segment gross margin (3)	$6,246	$2,595	$7,663	$565	$17,069

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the year ended December 31, 2023, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$86,853	$22,261	$24,843	$1,679	$135,636
Service	2	—	2	4,455	4,459
Premium and service revenues	86,855	22,261	24,845	6,134	140,095
Premium tax	13,904	—	—	—	13,904
Total external revenues	100,759	22,261	24,845	6,134	153,999
Internal revenues	—	—	—	16,735	16,735
Eliminations	—	—	—	(16,735)	(16,735)
Total revenues	$100,759	$22,261	$24,845	$6,134	$153,999

Medical costs	$78,210	$19,394	$19,816	$1,474	$118,894
Cost of services	4	—	—	3,560	3,564
Other operating expenses (1)					28,611
Other income (expense) (2)					668
Earnings before income tax expense					$3,598

Segment gross margin (3)	$8,641	$2,867	$5,029	$1,100	$17,637

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

20. Condensed Financial Information of Registrant

Centene Corporation (Parent Company Only)
Condensed Balance Sheets
(In millions, except shares in thousands and per share data in dollars)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$—	$7
Other current assets	1	9
Total current assets	1	16
Long-term investments	251	206
Investment in subsidiaries	37,445	45,148
Other long-term assets	104	85
Total assets	$37,801	$45,455
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Current liabilities	$172	$243
Current portion of long-term debt	50	110
Total current liabilities	222	353
Long-term debt	17,351	18,423
Other long-term liabilities	172	169
Total liabilities	17,745	18,945
Commitments and contingencies
Redeemable noncontrolling interest	23	10
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 623,463 issued and 491,757 outstanding at December 31, 2025, and 620,195 issued and 495,907 outstanding at December 31, 2024	1	1
Additional paid-in capital	20,777	20,562
Accumulated other comprehensive (loss)	(58)	(504)
Retained earnings	8,674	15,348
Treasury stock, at cost (131,706 and 124,288 shares, respectively)	(9,441)	(8,997)
Total Centene stockholders' equity	19,953	26,410
Nonredeemable noncontrolling interest	80	90
Total stockholders' equity	20,033	26,500
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$37,801	$45,455

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Operations
(In millions, except per share data in dollars)

	Year Ended December 31,
	2025	2024	2023
Expenses:
Selling, general and administrative expenses	$15	$13	$14
Other income (expense):
Investment and other income (expense)	24	(34)	(47)
Gain (loss) on divestiture	—	(34)	108
Debt extinguishment	1	—	—
Interest expense	(677)	(700)	(710)
(Loss) before income taxes	(667)	(781)	(663)
Income tax (benefit)	(85)	(76)	(118)
Net (loss) before equity in subsidiaries	(582)	(705)	(545)
Equity in earnings (loss) from subsidiaries	(6,095)	3,999	3,244
Net earnings (loss)	(6,677)	3,294	2,699
Loss attributable to noncontrolling interests	3	11	3
Net earnings (loss) attributable to Centene Corporation	$(6,674)	$3,305	$2,702

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$(13.53)	$6.33	$4.97
Diluted earnings (loss) per common share	$(13.53)	$6.31	$4.95

See notes to condensed financial information of registrant.

Centene Corporation (Parent Company Only)
Condensed Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Dividends from subsidiaries	$1,671	$1,797	$2,823
Payments for legal settlement	(41)	(263)	(326)
Other operating activities, net	(584)	(422)	(334)
Net cash provided by operating activities	1,046	1,112	2,163
Cash flows from investing activities:
Capital contributions to subsidiaries	(2,001)	(730)	(443)
Purchases of investments	(20)	(2)	(202)
Sales and maturities of investments	1	—	—
Return of capital from subsidiaries to parent company	1,599	321	85
Proceeds from divestitures	—	—	325
Intercompany activities	989	1,693	(357)
Net cash (used in) provided by investing activities	568	1,282	(592)
Cash flows from financing activities:
Proceeds from long-term debt	750	1,300	2,305
Payments and repurchases of long-term debt	(1,895)	(610)	(2,290)
Common stock repurchases	(475)	(3,124)	(1,633)
Proceeds from common stock issuances	37	46	44
Purchase of noncontrolling interest	(19)	—	—
Other financing activities, net	(19)	(6)	(2)
Net cash used in financing activities	(1,621)	(2,394)	(1,576)
Net increase (decrease) in cash and cash equivalents	(7)	—	(5)
Cash and cash equivalents, beginning of period	7	7	12
Cash and cash equivalents, end of period	$—	$7	$7

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

The parent company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. The parent company's share of net income of its unconsolidated subsidiaries is included in income using the equity method of accounting. Certain unrestricted subsidiaries receive monthly management fees from the Company's restricted subsidiaries. The management and service fees received by its unrestricted subsidiaries are associated with all of the functions required to manage the restricted subsidiaries which often include salaries and wages for personnel, rent, utilities, population health management, provider contracting, compliance, member services, claims processing, pharmacy oversight services, information technology, cash management, finance and accounting and other services. The management fees are based on a cost basis reimbursement.

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

21. Subsequent Events

CMS Part D risk-sharing receivables

The Company has receivables due from CMS for Part D risk-sharing programs attributable to the 2025 plan year that are expected to be paid by CMS within a year after the plan year closes. As of December 31, 2025, the stand-alone Part D risk-sharing programs receivable balance for the 2025 plan year was $3,992 million.

On February 13, 2026, the Company entered into a master receivable purchase agreement (the February 2026 Receivable Purchase Agreement). The February 2026 Receivable Purchase Agreement allows the Company to from time to time offer up to the full amount of its 2025 plan year stand-alone Part D risk-sharing programs receivable to the purchaser, which the purchaser may elect to purchase. The purchase price for each purchased receivable portion equals the net estimated invoice amount of such portion minus the discount, which is determined by reference to Secured Overnight Financing Rate (SOFR) plus a spread. The Company will account for the transfer of all or any portion of this receivable as a sale of accounts receivable. The difference between the balance of the receivable (or portion thereof) sold and cash proceeds received will be recorded as a loss on sale of receivables and included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company will act as a servicer for the transferred receivable. As of the date of this report, no receivable (or any portions thereof) was transferred pursuant to the February 2026 Receivable Purchase Agreement.

Senior Note Debt Repurchase Program

In January 2026, the Company repurchased an additional $29 million of its par value Senior Notes due 2027 for $29 million.

In February 2026, the Company's Board of Directors authorized an increase under the program of $1,000 million. With this increase, as of February 2026, there was $1,484 million available under the senior note debt repurchase program.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Centene Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Centene Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

St. Louis, Missouri
February 17, 2026

Item 9B. Other Information

(a) On February 13, 2026, we entered into a master receivable purchase agreement (the February 2026 Receivable Purchase Agreement) with MUFG Bank, Ltd. (the purchaser). The February 2026 Receivable Purchase Agreement allows us to from time to time offer up to the full amount of our 2025 plan year stand-alone Part D risk-sharing programs receivable to the purchaser, which the purchaser may elect to purchase. The purchase price for each purchased receivable portion equals the net estimated invoice amount of such portion minus the discount, which is determined by reference to the Secured Overnight Financing Rate (SOFR) plus a spread. We will account for the transfer of all or any portion of this receivable as a sale of accounts receivable. The difference between the balance of the receivable (or portion thereof) sold and cash proceeds received will be recorded as a loss on sale of receivables and included in selling, general and administrative expenses in the Consolidated Statements of Operations. We will act as a servicer for the transferred receivable. As of the date of this report, no receivable (or any portions thereof) were transferred pursuant to the February 2026 Receivable Purchase Agreement.

The parties to the February 2026 Receivable Purchase Agreement have each made customary representations and warranties. We agreed to various covenants and agreements, including, among others, our agreement to perform in all material respects all terms, covenants and other provisions required to be performed by us thereunder and to service any receivable (or portion thereof) sold thereunder. The February 2026 Receivable Purchase Agreement contains specified repurchase obligations that would require us to repurchase the purchased receivable portions upon the purchaser's request if certain events occur in respect of the purchased receivable portions prior to the termination of the February 2026 Receivable Purchase Agreement.

The above description of the February 2026 Receivable Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by, reference to the February 2026 Receivable Purchase Agreement and the related performance guaranty provided by us, copies of which are filed as Exhibits 2.1 and 2.2 to this Annual Report on Form 10-K and are incorporated herein by reference.

(b) During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant

Information concerning our directors will appear in our Proxy Statement for our 2026 annual meeting of stockholders under "Proposal One: Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

(b) Information about our Executive Officers

Pursuant to General Instruction G(3) to Form 10-K and the Instruction to Item 401 of Regulation S-K, information regarding our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."

Information concerning our executive officers' compliance with Section 16(a) of the Exchange Act will appear in our Proxy Statement for our 2026 annual meeting of stockholders under "Delinquent Section 16(a) Reports," if applicable.

(c) Corporate Governance

Information concerning certain corporate governance matters, including information concerning our audit committee financial expert, identification of our Audit and Compliance Committee and our code of ethics will appear in our Proxy Statement for our 2026 annual meeting of stockholders under "Corporate Governance." These portions of our Proxy Statement are incorporated herein by reference.

(d) Insider Trading Policies and Procedures

The Company has adopted the Policy on Inside Information and Insider Trading attached as Exhibit 19.1 hereto, which governs the purchase, sale and/or other dispositions of the Company's securities by directors, officers and employees, and by the Company itself, and is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE listing standards.

Item 11. Executive Compensation

Information concerning executive compensation will appear in our Proxy Statement for our 2026 Annual Meeting of Stockholders under "Executive Compensation." Information concerning Compensation and Talent Committee interlocks and insider participation will appear in the Proxy Statement for our 2026 Annual Meeting of Stockholders under "Compensation & Talent Committee Interlocks and Insider Participation." These portions of the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and our equity compensation plans will appear in our Proxy Statement for our 2026 annual meeting of stockholders under "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information." These portions of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning director independence, certain relationships and related transactions will appear in our Proxy Statement for our 2026 annual meeting of stockholders under "Corporate Governance," "Independence of Directors" and "Related Party Transactions." These portions of our Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, St. Louis, MO. The Auditor Firm ID is 185.

Information concerning principal accountant fees and services will appear in our Proxy Statement for our 2026 annual meeting of stockholders under "Proposal Three: Ratification of Appointment of Independent Registered Public Accounting Firm." This portion of our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Financial Statements and Schedules

The following documents are filed under Item 8 of this report:

1.    Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Earnings (Loss) for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements

2.    Financial Statement Schedules:

None.

3.    The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this filing.

EXHIBIT INDEX

				INCORPORATED BY REFERENCE
EXHIBIT NUMBER		DESCRIPTION	FILED WITH THIS FORM 10-K	FORM	FILING DATE WITH SEC	EXHIBIT NUMBER
2.1		Receivable Purchase Agreement, dated as of February 13, 2026	X

2.2		Performance Guaranty, dated as of February 13, 2026	X

3.1		Amended and Restated Certificate of Incorporation of Centene Corporation, dated September 27, 2022		8-K	September 30, 2022	3.1

3.2		Amended and Restated By-laws of Centene Corporation, dated December 8, 2023		8-K	December 13, 2023	3.1

4.1		Description of Securities of the Company		S-3ASR	February 21, 2024

4.2		Indenture, dated as of December 6, 2019, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 4.25% Senior Notes due 2027 (including the Form of Global Note attached thereto)		8-K	December 6, 2019	4.2

4.3		Indenture, dated as of December 6, 2019, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 4.625% Senior Notes due 2029 (including the Form of Global Note attached thereto)		8-K	December 6, 2019	4.3

4.4		Indenture, dated as of February 13, 2020, by and between Centene Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Company's 3.375% Senior Notes due 2030 (including the Form of Global Note attached thereto)		8-K	February 13, 2020	4.1

4.5		Base Indenture, dated as of October 7, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	October 7, 2020	4.1

4.6		First Supplemental Indenture, dated as of October 7, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	October 7, 2020	4.2

4.7		Second Supplemental Indenture, dated as of February 17, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	February 17, 2021	4.2

4.8		Third Supplemental Indenture, dated as of July 1, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	July 1, 2021	4.2

4.9		Fourth Supplemental Indenture, dated as of August 12, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	August 12, 2021	4.4

10.1	*	2002 Employee Stock Purchase Plan, as amended and restated		10-Q	July 23, 2019	10.1

10.2	*	Amendment No.1 to the 2002 Employee Stock Purchase Plan, as amended and restated		S-8	May 22, 2020	4.2

10.3	*	Centene Corporation 2012 Stock Incentive Plan, as amended		8-K	April 30, 2021	10.1

10.4	*	Centene Corporation 2025 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant's definitive proxy statement on Schedule 14A, filed on March 27, 2025)		DEF 14A	March 27, 2025

10.5	*	Amended and Restated Non-Employee Directors Deferred Stock Compensation Plan		10-Q	July 25, 2025	10.3

10.6	*	Amended and Restated Voluntary Nonqualified Deferred Compensation Plan		10-K	February 20, 2024	10.5

10.7	*	Centene Corporation 2007 Long-Term Incentive Plan, as amended		10-K	February 22, 2021	10.6

10.8	*	Centene Corporation Short-Term Executive Compensation Plan		10-K	February 22, 2011	10.12

10.9	*	Executive Severance and Change in Control Plan		10-Q	October 25, 2024	10.1

10.10	*	Form of Non-Employee Director Compensation Policy		10-Q	July 25, 2025	10.1

10.11	*	Form of Non-Employee Director Restricted Stock Unit Agreement #1		10-Q	July 25, 2025	10.2

10.12	*	Form of Non-statutory Stock Option Agreement (Employees) #1		10-K	February 22, 2021	10.11

10.13	*	Form of Non-statutory Stock Option Agreement (Employees) #2		10-K	February 22, 2022	10.12

10.14	*	Form of Non-statutory Stock Option Agreement (Directors)		10-K	February 21, 2023	10.13

10.15	*	Form of Restricted Stock Agreement (Directors) #1		10-K	February 21, 2023	10.14

10.16	*	Form of Restricted Stock Agreement (Directors) #2		10-Q	July 28, 2023	10.1

10.17	*	Form of Restricted Stock Unit Agreement #1		8-K	December 21, 2020	10.1

10.18	*	Form of Restricted Stock Unit Agreement #2		10-Q	April 25, 2023	10.1

10.19	*	Form of Restricted Stock Unit Agreement #3		10-Q	April 25, 2023	10.2

10.20	*	Form of Restricted Stock Unit Agreement #4		10-Q	April 26, 2024	10.1

10.21	*	Form of Restricted Stock Unit Agreement #5		10-Q	April 25, 2025	10.1

10.22	*	Form of Restricted Stock Unit Agreement #6	X

10.23	*	Form of Performance Based Restricted Stock Unit Agreement #1		8-K	December 21, 2020	10.2

10.24	*	Form of Performance Based Restricted Stock Unit Agreement #2		10-Q	April 25, 2023	10.3

10.25	*	Form of Performance Based Restricted Stock Unit Agreement #3		10-Q	April 26, 2024	10.2

10.26	*	Form of Performance Based Restricted Stock Unit Agreement #4		10-Q	April 25, 2025	10.2

10.27	*	Form of Performance Based Restricted Stock Unit Agreement #5	X

10.28	*	Performance Based Restricted Stock Unit Agreement for Andrew Asher		10-Q	April 25, 2025	10.3

10.29	*	Form of Long-Term Incentive Plan Agreement		8-K	December 21, 2020	10.3

10.30		Credit Agreement, dated as of March 5, 2025, by and among Centene Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as the administrative agent for the lenders		8-K	March 5, 2025	10.1

10.31		Fourth Amended and Restated Credit Agreement, dated as of August 16, 2021, among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other parties thereto		8-K	August 18, 2021	1.1

10.31a		First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of May 31, 2023, by and among Centene Corporation, the several banks and other financial institutions party thereto, and Wells Fargo Bank, National Association, as the administrative agent		8-K	June 6, 2023	10.1

10.32	*	Executive Employment Agreement between Centene Corporation and Sarah M. London, dated April 27, 2022		10-Q	July 26, 2022	10.1

10.32a	*	Amendment of Executive Employment Agreement between Centene Corporation and Sarah M. London, dated February 20, 2023		10-K	February 21, 2023	10.22a

10.33	*	Executive Employment Agreement between Centene Corporation and Andrew Asher, dated April 28, 2022		10-Q	July 26, 2022	10.3

10.33a	*	Amendment of Executive Employment Agreement between Centene Corporation and Andrew Asher, dated February 20, 2023		10-K	February 21, 2023	10.23a

10.34	*	Executive Employment Agreement between Centene Corporation and Kenneth Fasola, dated February 20, 2023		10-K	February 21, 2023	10.24

10.35	*	Executive Officer Cash Severance Policy		10-K	February 21, 2023	10.31

10.36	*	Executive Restricted Covenant Agreement		10-K	February 20, 2024	10.31

19.1		Policy on Inside Information and Insider Trading	X

21		List of subsidiaries	X

23
Consent of Independent Registered Public Accounting Firm incorporated by reference in each prospectus constituting part of the Registration Statements on Form S-8 (File Numbers 333-261993, 333-255735, 333-238597, 333-236036, 333-217634, 333-210376, 333-197737, 333-180976, 333-90976, and 333-287399) and Form S-3 (File Number 333-277218)
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

101
The following materials from the Centene Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Earnings (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes.
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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 17, 2026.

CENTENE CORPORATION

By:	/s/ SARAH M. LONDON
Sarah M. London Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as indicated, as of February 17, 2026.

Signature	Title

/s/ Sarah M. London	Chief Executive Officer (principal executive officer)
Sarah M. London

/s/ Andrew L. Asher	Executive Vice President, Chief Financial Officer (principal financial officer)
Andrew L. Asher

/s/ Katie N. Casso	Senior Vice President, Finance, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Katie N. Casso

/s/ Jessica L. Blume	Director
Jessica L. Blume

/s/ Kenneth A. Burdick	Director
Kenneth A. Burdick

/s/ Christopher J. Coughlin	Director
Christopher J. Coughlin

/s/ H. James Dallas	Director
H. James Dallas

/s/ Fred H. Eppinger	Director
Fred H. Eppinger

/s/ Monte E. Ford	Director
Monte E. Ford

/s/ Theodore R. Samuels	Director
Theodore R. Samuels

/s/ Kenneth Y. Tanji	Director
Kenneth Y. Tanji