Form 10-Q
period 2026-03-31
CENTENE CORP
filed 2026-04-28
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 24, 2026, the registrant had 493,797 thousand shares of common stock outstanding.

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
•changes in federal or state laws or regulations, including changes with respect to income tax reform or government healthcare programs as well as changes with respect to the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively referred to as the ACA) and any regulations enacted thereunder, including the timing and terms of renewal or modification of the Enhanced Advance Premium Tax Credits (eAPTCs) or program integrity initiatives that could have the effect of reducing membership or profitability of our products;
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

This list of important factors is not intended to be exhaustive. We discuss certain of these matters more fully, as well as certain other factors that may affect our business operations, financial condition, and results of operations, in our filings with the Securities and Exchange Commission (SEC), including our annual report on Form 10-K, other quarterly reports on Form 10-Q and current reports on Form 8-K. Due to these important factors and risks, we cannot give assurances with respect to our future performance, including without limitation our ability to maintain adequate premium levels or our ability to control our future medical and selling, general and administrative (SG&A) costs.

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

The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended March 31,
	2026	2025
GAAP net earnings attributable to Centene	$1,541	$1,311
Amortization of acquired intangible assets	166	173
Other adjustments (1)	7	3
Income tax effects of adjustments (2)	(42)	(42)
Adjusted net earnings	$1,672	$1,445

GAAP diluted earnings per share (EPS) attributable to Centene	$3.11	$2.63
Amortization of acquired intangible assets	0.33	0.35
Other adjustments (1)	0.01	0.01
Income tax effects of adjustments (2)	(0.08)	(0.09)
Adjusted diluted EPS	$3.37	$2.90
(1) Other adjustments include the following pre-tax items:
2026:
(a) enterprise optimization costs of $13 million, or $0.03 per share ($0.02 after-tax), gain on sale of a provider network in the Other segment of $10 million, or $0.02 per share ($0.01 after-tax), net loss on debt extinguishment of $5 million, or $0.01 per share ($0.01 after-tax), a net gain on real estate transactions of $4 million, or $0.01 per share ($0.01 after-tax), and severance costs due to enterprise optimization and contract exits of $3 million, or $0.00 per share ($0.00 after-tax).

2025:
(a) a reduction to the previously reported gain on the sale of Magellan Rx of $10 million, or $0.02 per share ($0.02 after-tax) and a net gain on real estate transactions of $7 million, or $0.01 per share ($0.01 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment.

	Three Months Ended March 31,
	2026	2025

GAAP selling, general and administrative expenses	$3,397	$3,353
Less:
Severance	3	—
Enterprise optimization costs	13	—
Adjusted selling, general and administrative expenses	$3,381	$3,353

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,264	$17,888
Premium and trade receivables	19,426	18,105
Short-term investments	2,477	2,432
Other current assets	1,822	1,945
Total current assets	44,989	40,370
Long-term investments	16,599	17,035
Restricted deposits	1,432	1,412
Property, software and equipment, net	2,090	2,037
Goodwill	10,835	10,835
Intangible assets, net	4,364	4,530
Other long-term assets	866	528
Total assets	$81,175	$76,747
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liability	$20,627	$20,544
Accounts payable and accrued expenses	16,832	13,796
Return of premium payable	1,570	1,592
Unearned revenue	953	736
Current portion of long-term debt	63	50
Total current liabilities	40,045	36,718
Long-term debt	16,308	17,351
Deferred tax liability	744	833
Other long-term liabilities	2,551	1,789
Total liabilities	59,648	56,691
Commitments and contingencies
Redeemable noncontrolling interests	25	23
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 625,477 issued and 493,771 outstanding at March 31, 2026, and 623,463 issued and 491,757 outstanding at December 31, 2025	1	1
Additional paid-in capital	20,823	20,777
Accumulated other comprehensive (loss)	(171)	(58)
Retained earnings	10,215	8,674
Treasury stock, at cost (131,706 and 131,706 shares, respectively)	(9,441)	(9,441)
Total Centene stockholders' equity	21,427	19,953
Nonredeemable noncontrolling interest	75	80
Total stockholders' equity	21,502	20,033
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$81,175	$76,747
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Premium	$43,887	$41,712
Service	768	777
Premium and service revenues	44,655	42,489
Premium tax	5,289	4,131
Total revenues	49,944	46,620
Expenses:
Medical costs	38,303	36,503
Cost of services	702	698
Selling, general and administrative expenses	3,397	3,353
Depreciation expense	134	142
Amortization of acquired intangible assets	166	173
Premium tax expense	5,381	4,217
Total operating expenses	48,083	45,086
Earnings from operations	1,861	1,534
Other income (expense):
Investment and other income	407	382
Debt extinguishment	(5)	—
Interest expense	(164)	(170)
Earnings before income tax	2,099	1,746
Income tax expense	560	432
Net earnings	1,539	1,314
(Earnings) loss attributable to noncontrolling interests	2	(3)
Net earnings attributable to Centene Corporation	$1,541	$1,311

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$3.13	$2.64
Diluted earnings per common share	$3.11	$2.63

Weighted average number of common shares outstanding:
Basic	492,069	496,214
Diluted	495,591	498,180

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions, unaudited)

	Three Months Ended March 31,
	2026	2025
Net earnings	$1,539	$1,314
Change in unrealized gain (loss) on investments	(149)	216
Change in unrealized gain (loss) on investments, tax effect	35	(50)
Change in unrealized gain (loss) on investments, net of tax	(114)	166
Reclassification adjustment, net of tax	1	1
Other comprehensive earnings (loss)	(113)	167
Comprehensive earnings	1,426	1,481
Comprehensive (earnings) loss attributable to noncontrolling interests	2	(3)
Comprehensive earnings attributable to Centene Corporation	$1,428	$1,478

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

Three Months Ended March 31, 2026

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2025	623,463	$1	$20,777	$(58)	$8,674	131,706	$(9,441)	$80	$20,033
Comprehensive Earnings (Loss):
Net earnings (loss)	—	—	—	—	1,541	—	—	(4)	1,537
Other comprehensive loss, net of $(35) tax	—	—	—	(113)	—	—	—	—	(113)
Common stock issued for employee benefit plans	2,880	—	9	—	—	—	—	—	9
Common stock repurchases	(866)	—	(30)	—	—	—	—	—	(30)
Stock compensation expense	—	—	67	—	—	—	—	—	67
Contribution to non-redeemable non-controlling interest	—	—	—	—	—	—	—	(1)	(1)
Balance, March 31, 2026	625,477	$1	$20,823	$(171)	$10,215	131,706	$(9,441)	$75	$21,502

Three Months Ended March 31, 2025

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2024	620,195	$1	$20,562	$(504)	$15,348	124,288	$(8,997)	$90	$26,500
Comprehensive Earnings (Loss):
Net earnings	—	—	—	—	1,311	—	—	1	1,312
Other comprehensive earnings, net of $50 tax	—	—	—	167	—	—	—	—	167
Common stock issued for employee benefit plans	2,316	—	10	—	—	—	—	—	10
Common stock repurchases	—	—	—	—	—	705	(41)	—	(41)
Stock compensation expense	—	—	59	—	—	—	—	—	59
Balance, March 31, 2025	622,511	$1	$20,631	$(337)	$16,659	124,993	$(9,038)	$91	$28,007

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net earnings	$1,539	$1,314
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	300	314
Stock compensation expense	67	59
Loss on debt extinguishment	5	—
Deferred income taxes	(53)	(27)
Loss on divestitures	—	10
Changes in assets and liabilities
Premium and trade receivables	(1,353)	(2,684)
Other assets	(188)	(669)
Medical claims liabilities	95	1,603
Unearned revenue	217	208
Accounts payable and accrued expenses	2,905	563
Other long-term liabilities	849	814
Other operating activities, net	(17)	5
Net cash provided by operating activities	4,366	1,510
Cash flows from investing activities:
Capital expenditures	(200)	(135)
Purchases of investments	(987)	(1,630)
Sales and maturities of investments	1,276	1,236
Net cash provided by (used in) investing activities	89	(529)
Cash flows from financing activities:
Proceeds from long-term debt	—	750
Payments and repurchases of long-term debt	(1,046)	(958)
Common stock repurchases	(29)	(41)
Proceeds from common stock issuances	10	10
Other financing activities, net	2	(11)
Net cash (used in) financing activities	(1,063)	(250)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	3,392	731
Cash and cash equivalents reclassified from held for sale	4	—
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	17,957	14,156
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$21,353	$14,887
Supplemental disclosures of cash flow information:
Interest paid	$146	$129
Income tax net payments (refunds)	$(19)	$7

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	March 31,
	2026	2025
Cash and cash equivalents	$21,264	$14,815
Restricted cash and cash equivalents, included in restricted deposits	89	72
Total cash, cash equivalents and restricted cash and cash equivalents	$21,353	$14,887

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Operations

Basis of Presentation

The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The unaudited interim financial statements herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the December 31, 2025 audited financial statements have been omitted from these interim financial statements, where appropriate. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented.

Certain 2025 amounts in the consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2026 presentation. These reclassifications have no effect on net earnings or stockholders' equity as previously reported.

Recent Accounting Guidance Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03 – Income Statement – Reporting Comprehensive Income: Disaggregation of Income Statement Expenses which expands disclosures about specific expense categories presented on the face of the Statement of Operations. The standard update is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the effect of the new disclosure requirements.

In September 2025, the FASB issued ASU 2025-06 – Intangibles – Goodwill and Other – Internal-Use Software. The standard update modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs by removing stage-based and linear capitalization rules and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The standard update is effective for fiscal years and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard update.

In December 2025, the FASB issued ASU 2025-11 – Interim Reporting – Narrow-Scope Improvements which clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the standard update is to provide clarity about current interim requirements. The amendments in this standard update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard update is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard update.

2. Acquisitions and Divestitures

Magellan Health

In December 2025, the Company signed a definitive agreement to sell the remaining Magellan Health businesses, which is included in the Other segment. As of March 31, 2026, the assets and liabilities of Magellan Health were considered held for sale resulting in $299 million of assets held for sale in other current assets and $299 million of liabilities held for sale in accounts payable and accrued expenses in the Consolidated Balance Sheet. The majority of the held for sale assets were previously reported as cash and cash equivalents, premium and trade receivables, property, software and equipment and intangible assets. The majority of the liabilities were previously reported as medical claims liabilities and accounts payable and accrued expenses.

As a result of the definitive agreement, in 2025, the Company recorded impairment charges associated with the pending divestiture totaling $513 million, or $389 million after-tax.

3. Sale of Accounts Receivable

The Company has receivables from the Centers for Medicare and Medicaid Services (CMS) for Part D risk-sharing programs attributable to the 2025 plan year that are expected to be paid by CMS within a year after the plan year closes.

In February 2026, the Company entered into a master receivable purchase agreement (the February 2026 Receivable Purchase Agreement). Under the February 2026 Receivable Purchase Agreement, the Company may, from time to time, offer up to the full amount of its 2025 plan year stand-alone Part D risk-sharing programs receivables to the purchaser. The purchaser is not obligated to purchase any receivables unless it elects to accept a purchase request submitted by the Company. The maximum outstanding purchase amount permitted under the agreement is $4,250 million.

Receivables sold under the February 2026 Receivable Purchase Agreement represent eligible amounts arising from prescription drug events that have been estimated to be included in the CMS settlement for the 2025 plan year. The purchase price for each purchased receivable portion equals the net estimated invoice amount of such portion minus the discount, which is determined by reference to the Secured Overnight Financing Rate (SOFR) plus a spread. The Company acts as a servicer for the transferred receivables. As of March 31, 2026, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold. The February 2026 Receivable Purchase Agreement is without recourse for credit losses related to the financial condition of CMS.

The Company accounts for the transfer of all or any portion of this receivable as a sale of accounts receivable in accordance with FASB Accounting Standards Codification (ASC) 860. Accordingly, receivables (or portions thereof) sold are derecognized from the Consolidated Balance Sheets at the time of sale. The difference between the balance of the receivables (or portion thereof) sold and cash proceeds received is recorded as a loss on sale of receivables and included in selling, general and administrative expenses in the Consolidated Statements of Operations. The cash proceeds and associated loss on sale of receivables are recorded as operating cash flows.

During March 2026, the Company sold a participating interest of $1,000 million of 2025 plan year stand-alone Part D risk-sharing programs receivables and received net cash proceeds of $970 million. This transfer of a participating interest in the receivable under the February 2026 Receivable Purchase Agreement resulted in a pre-tax loss on sale of receivables of $30 million. The proceeds from the sale were used for the partial redemption of the Company's Senior Notes due December 15, 2027.

As of March 31, 2026, there were $3,024 million of 2025 plan year stand-alone Part D risk-sharing programs receivables outstanding eligible for the February 2026 Receivable Purchase Agreement, which continue to be recognized in the Consolidated Balance Sheets. As of March 31, 2026, the remaining outstanding purchase amount permitted was $3,250 million.

4. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	March 31, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$532	$1	$(1)	$532	$533	$3	$(1)	$535
Corporate securities	10,676	89	(173)	10,592	10,642	166	(146)	10,662
Restricted certificates of deposit	1	—	—	1	1	—	—	1
Restricted cash equivalents	89	—	—	89	69	—	—	69
Short-term time deposits	68	—	—	68	205	—	—	205
Municipal securities	3,736	25	(72)	3,689	3,790	37	(69)	3,758
Asset-backed securities	1,612	13	(13)	1,612	1,656	20	(10)	1,666
Residential mortgage-backed securities	1,764	14	(75)	1,703	1,763	21	(70)	1,714
Commercial mortgage-backed securities	1,140	6	(31)	1,115	1,156	9	(29)	1,136
Equity securities	1	—	—	1	1	—	—	1
Private equity investments	896	—	—	896	915	—	—	915
Life insurance contracts	210	—	—	210	217	—	—	217
Total	$20,725	$148	$(365)	$20,508	$20,948	$256	$(325)	$20,879

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. Private equity investments include direct investments in private equity securities as well as private equity funds. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with a focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of March 31, 2026, 99% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At March 31, 2026, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $174 million and $180 million at March 31, 2026 and December 31, 2025, respectively, and is included in other current assets in the Consolidated Balance Sheets.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 3 years at March 31, 2026.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	March 31, 2026				December 31, 2025
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(1)	$203	$—	$28	$—	$88	$(1)	$43
Corporate securities	(20)	2,130	(153)	2,933	(2)	464	(144)	3,226
Municipal securities	(4)	582	(68)	1,431	(1)	241	(68)	1,550
Asset-backed securities	(3)	307	(10)	159	(2)	114	(8)	180
Residential mortgage-backed securities	(3)	267	(72)	618	—	120	(70)	687
Commercial mortgage-backed securities	(2)	235	(29)	457	—	156	(29)	480
Total	$(33)	$3,724	$(332)	$5,626	$(5)	$1,183	$(320)	$6,166

As of March 31, 2026, the gross unrealized losses were generated from 3,831 positions out of a total of 6,224 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	March 31, 2026				December 31, 2025
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,231	$2,217	$466	$465	$2,201	$2,190	$464	$464
One year through five years	7,211	7,109	611	600	7,266	7,219	574	566
Five years through ten years	4,058	4,057	348	349	4,198	4,252	334	339
Greater than ten years	159	156	18	18	160	157	43	43
Asset-backed securities	4,516	4,430	—	—	4,575	4,516	—	—
Total	$18,175	$17,969	$1,443	$1,432	$18,400	$18,334	$1,415	$1,412

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

The following table summarizes fair value measurements by level at March 31, 2026, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$21,264	$—	$—	$21,264
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53	$—	$—	$53
Corporate securities	—	10,558	—	10,558
Municipal securities	—	2,860	—	2,860
Short-term time deposits	—	68	—	68
Asset-backed securities	—	1,612	—	1,612
Residential mortgage-backed securities	—	1,703	—	1,703
Commercial mortgage-backed securities	—	1,115	—	1,115
Equity securities	—	1	—	1
Total investments	$53	$17,917	$—	$17,970
Restricted deposits:
Cash and cash equivalents	$89	$—	$—	$89
U.S. Treasury securities and obligations of U.S. government corporations and agencies	479	—	—	479
Corporate securities	—	34	—	34
Certificates of deposit	—	1	—	1
Municipal securities	—	829	—	829
Total restricted deposits	$568	$864	$—	$1,432
Total assets at fair value	$21,885	$18,781	$—	$40,666

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

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $1,106 million and $1,132 million as of March 31, 2026 and December 31, 2025, respectively.

6. Medical Claims Liability

The following table summarizes the change in medical claims liability for the three months ended March 31, 2026 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2026	$10,375	$4,401	$5,683	$85	$20,544
Less: Reinsurance recoverable	16	—	60	—	76
Balance, January 1, 2026, net	10,359	4,401	5,623	85	20,468
Incurred related to:
Current year	22,608	9,013	7,490	386	39,497
Prior years	(653)	(241)	(292)	(8)	(1,194)
Total incurred	21,955	8,772	7,198	378	38,303
Paid related to:
Current year	14,092	6,397	4,521	358	25,368
Prior years	6,820	2,710	3,252	76	12,858
Total paid	20,912	9,107	7,773	434	38,226
Balance, March 31, 2026, net	11,402	4,066	5,048	29	20,545
Plus: Reinsurance recoverable	14		68		82
Balance, March 31, 2026	$11,416	$4,066	$5,116	$29	$20,627

The following table summarizes the change in medical claims liability for the three months ended March 31, 2025 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2025	$10,299	$3,358	$4,463	$188	$18,308
Less: Reinsurance recoverable	18	—	47	—	65
Balance, January 1, 2025, net	10,281	3,358	4,416	188	18,243
Incurred related to:
Current year	21,419	7,553	7,972	514	37,458
Prior years	(576)	(176)	(365)	(16)	(1,133)
Total incurred	20,843	7,377	7,607	498	36,325
Paid related to:
Current year	12,996	5,243	4,731	359	23,329
Prior years	6,849	1,923	2,648	150	11,570
Total paid	19,845	7,166	7,379	509	34,899
Plus: Premium deficiency reserve	—	178	—	—	178
Balance, March 31, 2025, net	11,279	3,747	4,644	177	19,847
Plus: Reinsurance recoverable	18	—	46	—	64
Balance, March 31, 2025	$11,297	$3,747	$4,690	$177	$19,911

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of development within "Incurred related to: Prior years," the Company recorded $21 million and $34 million as a reduction to premium revenue in the three months ended March 31, 2026 and 2025, respectively, for minimum medical loss ratio (MLR) and other return of premium programs.

Incurred but not reported (IBNR) plus expected development on reported claims as of March 31, 2026 was $13,510 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

The Company reviews actual and anticipated experience compared to the assumptions used to establish medical costs. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing and measuring the profitability of such contracts and expected investment income is excluded. In December 2024, the Company recorded a premium deficiency reserve of $92 million related to the 2025 Medicare Advantage contract year, which was increased to $270 million in the first quarter of 2025 based on the progression of earnings during the year (with higher earnings at the beginning of the year and lower at the end of the year, given cost sharing progression), including anticipated impacts of the Inflation Reduction Act to the Part D benefit within the Company's Medicare Advantage business. As of March 2026, the Company did not record a premium deficiency reserve related to the 2026 Medicare Advantage contract year.

7. Affordable Care Act

The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual MLR and cost sharing reductions.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	March 31, 2026	December 31, 2025
Risk adjustment receivable	$1,721	$1,449
Risk adjustment payable	(2,681)	(2,087)
Minimum medical loss ratio	(285)	(294)
Cost sharing reduction receivable	15	13
Cost sharing reduction payable	(15)	(15)

8. Debt

Debt consists of the following ($ in millions):

	March 31, 2026	December 31, 2025
$2,500 million 4.25% Senior Notes due December 15, 2027	$1,185	$2,211
$2,300 million 2.45% Senior Notes due July 15, 2028	2,301	2,302
$3,500 million 4.625% Senior Notes due December 15, 2029	3,277	3,277
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes due March 1, 2031	2,200	2,200
$1,300 million 2.625% Senior Notes due August 1, 2031	1,300	1,300
Total senior notes	14,463	15,490
Term Loan Facility	1,988	2,000
Debt issuance costs	(80)	(89)
Total debt	16,371	17,401
Less: current portion	(63)	(50)
Long-term debt	$16,308	$17,351

Senior Notes

During the three months ended March 31, 2026, the Company repurchased $1,029 million of its par value Senior Notes due 2027 through the Company's senior note debt repurchase program. The Company recognized a $5 million pre-tax loss on the repurchase of the notes, including the impact of unamortized debt discount and issuance costs.

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

During the three months ended March 31, 2026, the Company repurchased $1,029 million of its par value Senior Notes due 2027, as described above. As of March 31, 2026, there was $484 million available under the senior note debt repurchase program.

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended March 31,
	2026	2025

Earnings attributable to Centene Corporation	$1,541	$1,311

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	492,069	496,214
Common stock equivalents (as determined by applying the treasury stock method)	3,522	1,966
Weighted average number of common shares and potential dilutive common shares outstanding	495,591	498,180

Net earnings per common share attributable to Centene Corporation:
Basic earnings per common share	$3.13	$2.64
Diluted earnings per common share	$3.11	$2.63

The calculation of diluted earnings per common share for the three months ended March 31, 2026 and 2025 excludes 3,566 thousand shares and 2,380 thousand shares, respectively, related to anti-dilutive stock options and restricted stock units.

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

Segment information for the three months ended March 31, 2026, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$23,573	$10,326	$9,555	$433	$43,887
Service	23	—	1	744	768
Premium and service revenues	23,596	10,326	9,556	1,177	44,655
Premium tax	5,289	—	—	—	5,289
Total external revenues	28,885	10,326	9,556	1,177	49,944
Internal revenues	—	—	—	4,146	4,146
Eliminations	—	—	—	(4,146)	(4,146)
Total revenues	$28,885	$10,326	$9,556	$1,177	$49,944

Medical costs	$21,955	$8,772	$7,198	$378	$38,303
Cost of services	23	—	—	679	702
Other operating expenses (1)					9,078
Other income (expense) (2)					238
Earnings before income tax					$2,099

Segment gross margin (3)	$1,618	$1,554	$2,358	$120	$5,650

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the three months ended March 31, 2025, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$22,275	$8,759	$10,148	$530	$41,712
Service	24	—	1	752	777
Premium and service revenues	22,299	8,759	10,149	1,282	42,489
Premium tax	4,131	—	—	—	4,131
Total external revenues	26,430	8,759	10,149	1,282	46,620
Internal revenues	—	—	—	4,164	4,164
Eliminations	—	—	—	(4,164)	(4,164)
Total revenues	$26,430	$8,759	$10,149	$1,282	$46,620

Medical costs	$20,843	$7,555	$7,607	$498	$36,503
Cost of services	24	—	—	674	698
Other operating expenses (1)					7,885
Other income (expense) (2)					212
Earnings before income tax					$1,746

Segment gross margin (3)	$1,432	$1,204	$2,542	$110	$5,288

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

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

EXECUTIVE OVERVIEW

General

We are a leading healthcare enterprise that is committed to helping people live healthier lives. The Company takes a local approach with local teams to provide fully integrated, high-quality and cost-effective services to government-sponsored and commercial healthcare programs, focusing on under-insured and uninsured individuals. Centene offers affordable and high-quality products to more than 1 in 15 individuals across the nation, including Medicaid and Medicare members (including Medicare Prescription Drug Plans (PDPs) as well as individuals and families served by the Health Insurance Marketplace.

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

Trends and Uncertainties

Operating

We continue to observe and respond to elevated medical cost trend impacting the industry in recent years. The drivers of this trend include increasing medical demand, expanded access to care facilitated by program changes at the state level, and the rapid release and availability of new, high-cost pharmaceuticals. Increasingly, state healthcare policies are providing for expanded access through carve-ins for incremental coverage (for example, behavioral healthcare and home and community-based services).

The medical cost drivers are likely intensified by an environment where legislative changes to the United States healthcare model have been widely publicized (and with increasing intensity over the last year). Changes to the model include references to members in certain programs who may lose eligibility and certain provider reimbursement models that may be reduced in the future. Changes in Medicaid and Marketplace, including changes in the availability of Advance Premium Tax Credits (APTCs) for Marketplace products coupled with the One Big Beautiful Bill Act (OBBBA), create member uncertainty surrounding the future availability, affordability, funding, and access to health insurance. This backdrop may be prompting members to seek care at an increased rate (given potential eligibility and subsidy funding shifts) and providers may be modifying operations and billing practices, all further exacerbating the medical cost trend.

We continue to work with our state partners to establish Medicaid premium rates that appropriately match the acuity of the population as well as reflect the most recent medical cost trend. We also provide states with data to help them analyze the implications of policy decisions as well as design effective risk adjustment programs. In Marketplace, we are operating in an evolving regulatory and market landscape that has contributed to overall market contraction and shifts in member metal tier distribution across carriers.

Additionally, we remain focused on working with our government partners to support the affordability of healthcare and continue to address the cost trend through the implementation of new clinical initiatives and care management plans, thoughtful network design, and ongoing rigor and innovation to combat fraud, waste and abuse.

Regulatory: Medicaid

The COVID-19 pandemic impacted our business as it relates to Medicaid eligibility changes. From the onset of the public health emergency (PHE) through March 2023, our Medicaid membership increased by 3.6 million members (excluding new states North Carolina and Delaware and various state product expansions or managed care organization changes). Since March 31, 2023, eligibility redeterminations are the primary driver of our Medicaid membership decline. We anticipate that future reductions could occur resulting from ongoing state eligibility redetermination processes. We continue to work with our state partners to match rates to acuity post-redeterminations.

The OBBBA, passed in July 2025, includes requirements that may reduce the number of members eligible for state Medicaid Expansion programs by requiring work or community engagement by members and for state Medicaid agencies to redetermine member eligibility at more frequent intervals, along with adding a "Cost Sharing" or "Co-Pay" for certain medical services. These changes could have the effect of increasing the overall morbidity of the Medicaid Expansion population largely beginning in 2027, subject to state implementation plans. Several other provisions of the OBBBA, such as adjustments to provider taxes and state directed payments beginning in 2028, may have the effect of reducing the amount of federal funding for Medicaid, which could result in changes in the design of Medicaid programs, including coverage of benefits, eligibility, and/or provider payment rates. For example, New York will terminate its Essential Plan-5, which provided state-subsidized healthcare for individuals from 200% to 250% of the Federal Poverty Level (FPL). The OBBBA also includes a restriction against paying certain providers designated as "prohibited entities" as of October 1, 2025, which has the potential to create access to care issues and network gaps. The timing of regulatory guidance and other rulemaking changes will be critical to ensuring state and MCO implementation readiness.

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

The Marketplace Integrity and Affordability Final Rule (Final Rule) was published in the Federal Register on June 25, 2025. The Final Rule makes changes to policies to strengthen program integrity measures in the Marketplace. For example, the Special Enrollment Period for those under 150% of the FPL was repealed beginning August 25, 2025. Several of the provisions of the Final Rule have been stayed due to ongoing litigation. These include a requirement for certain consumers who automatically re-enroll into a fully subsidized Marketplace plan to be re-enrolled into the same plan with a $5 premium until the consumer updates their exchange application to confirm APTC eligibility. Additionally, exchanges may no longer accept a consumer's self-attestation of projected annual household income when the Internal Revenue Service (IRS) cannot verify it due to lack of tax return data; rather, exchanges must verify household income using other trusted data sources.

In addition, the OBBBA placed additional restrictions on APTC requirements. For example, beginning January 1, 2026, should individuals mis-estimate their projected income, the OBBBA requires them to reimburse the IRS for the full amount of excess tax credit received. In addition, as of January 1, 2026, the OBBBA prohibits individuals from receiving APTCs if they enroll in health coverage through a Special Enrollment Period associated with their income. The combined effect of the expiration of the Enhanced APTCs and the Final Rule reduced 2026 Marketplace membership in the first quarter compared to 2025 and we anticipate that the combined effects will continue to increase the overall morbidity of the Marketplace population. We continue to advocate for legislation and regulations aimed at leveraging Medicaid and the Health Insurance Marketplace to maintain health insurance coverage and affordability for consumers.

Regulatory: Medicare

The IRA significantly changed Medicare Part D, impacting stand-alone Medicare PDPs as well as the Part D benefit in many of our Medicare Advantage plans beginning in 2025, most notably by eliminating the coverage gap and capping members' annual out-of-pocket costs at $2,100 in 2026 in order to provide more predictable and affordable prescription drug coverage for Medicare beneficiaries. The IRA changes effective for 2025 resulted in a meaningful shift in cost-sharing responsibilities between members, drug companies, Centers for Medicare and Medicaid Services (CMS), and PDPs and have resulted in a significant increase in our premiums in consideration for our PDPs' responsibility for a larger portion of total Part D benefit costs. To help mitigate significant premium impacts and address these changes, CMS introduced the Medicare Part D Premium Stabilization Demonstration program. This program began in calendar year 2025 and was intended by CMS to exist for three years. The parameters of the program are expected to be different each year. For example, in 2025, participating PDPs operated under narrowed risk corridor thresholds as part of the supports CMS introduced to limit market volatility. For 2026, CMS eliminated these narrowed risk corridors entirely, shifting PDPs back toward standard program financial risk‑sharing. Starting in 2026, CMS created a Drug Subsidy to compensate plans for the loss of the Manufacturer Discount Program (MDP) for maximum fair price drugs. We continue to advocate for policies that promote cost-effective, high-quality care for our PDP enrolled members. We have receivables due to us from CMS for Part D risk-sharing programs attributable to the 2025 plan year that we expect to be paid by CMS within a year after the plan year closes. If the payments from CMS are delayed, our cash flows may be materially adversely affected.

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

First Quarter 2026 Highlights

Our financial performance for the first quarter of 2026 is summarized as follows:

•Managed care membership of 26.3 million, a decrease of 1.7 million members, or (6)% year-over-year.
•Total revenues of $49.9 billion, representing 7% growth year-over-year.
•Premium and service revenues of $44.7 billion, representing 5% growth year-over-year.
•HBR of 87.3%, compared to 87.5% for the first quarter of 2025.
•SG&A expense ratio of 7.6%, compared to 7.9% for the first quarter of 2025.
•Adjusted SG&A expense ratio of 7.6%, compared to 7.9% for the first quarter of 2025.
•Operating cash flows provided cash of $4.4 billion in the first quarter of 2026.
•GAAP diluted earnings per share (EPS) of $3.11 for the first quarter of 2026.
•Adjusted diluted EPS of $3.37 for the first quarter of 2026.

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

	Three Months Ended March 31,
	2026	2025
GAAP diluted EPS attributable to Centene	$3.11	$2.63
Amortization of acquired intangible assets	0.33	0.35
Other adjustments (1)	0.01	0.01
Income tax effects of adjustments (2)	(0.08)	(0.09)
Adjusted diluted EPS	$3.37	$2.90
(1) Other adjustments include the following pre-tax items:
2026:
(a) enterprise optimization costs of $13 million, or $0.03 per share ($0.02 after-tax), gain on sale of a provider network in the Other segment of $10 million, or $0.02 per share ($0.01 after-tax), net loss on debt extinguishment of $5 million, or $0.01 per share ($0.01 after-tax), a net gain on real estate transactions of $4 million, or $0.01 per share ($0.01 after-tax), and severance costs due to enterprise optimization and contract exits of $3 million, or $0.00 per share ($0.00 after-tax).

2025:
(a) a reduction to the previously reported gain on the sale of Magellan Rx of $10 million, or $0.02 per share ($0.02 after-tax) and a net gain on real estate transactions of $7 million, or $0.01 per share ($0.01 after-tax).

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment.

Current and Future Operating Drivers

The following items contributed to our results of operations as compared to the previous year:

Medicaid

•The combined effect of ongoing, post-PHE state eligibility redeterminations and regulatory policy changes reduced our Medicaid membership in the first quarter compared to 2025.

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

•In January 2026, our subsidiary, Meridian Health Plan of Michigan, Inc., commenced the contract with the Michigan Department of Health and Human Services to provide highly integrated Medicare and Medicaid services for dually eligible Michiganders through a Highly Integrated Dual Eligible Special Needs Plan (HIDE SNP). The contract has a seven-year term, with three optional one-year extensions, for a total of 10 possible contract years.

•In 2026, Wellcare is offering Medicare Advantage plans in 32 states and PDP products across all 50 states. We expect that our strategic positioning and bid strategy will have continued impacts on Medicare Advantage and PDP results of operations.

•In December 2024, we recorded a premium deficiency reserve of $92 million related to the 2025 Medicare Advantage contract year, which was increased to $270 million in the first quarter of 2025 based on the progression of earnings during the year (with higher earnings at the beginning of the year and lower at the end of the year, given cost sharing progression). No premium deficiency reserve related to the 2026 Medicare Advantage contract year has been recorded.

Commercial

•The combined effect of the expiration of the Enhanced APTCs and the Final Rule led to a higher projected baseline of Marketplace morbidity and, as a result, we took corrective pricing actions for 2026 covering 95% of Marketplace membership. This dynamic contributed to the Marketplace membership decline in the first quarter of 2026 compared to 2025.

•In 2026, Ambetter Health is offered in 29 states. Ambetter Health Solutions is operating plans designed to attract Individual Coverage Health Reimbursement Arrangement (ICHRA) membership in off-exchange plans in 13 states in 2026 compared to 6 states in 2025.

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

•New York will terminate its Essential Plan-5, which provides state-subsidized healthcare for individuals from 200% to 250% of the federal poverty line by July 1, 2026.

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

Medicare / Dual-Eligible

•CMS regulations will require beneficiaries dually enrolled in Medicare and in a Medicaid managed care plan to receive integrated care through the Medicaid company's Medicare Advantage D-SNPs beginning in 2030, with certain restrictions beginning in 2027. Integrated D-SNPs are designed to enhance the coordination of care and streamline services while delivering improved outcomes. We believe we are positioned well given our overlapping Medicaid and Medicare Advantage footprints and we will continue to place enterprise-wide focus on the D-SNP opportunity to drive long-term growth.

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

Commercial

•The determination of the final balance of the 2025 net risk adjustment payable will be made as of June 2026. Further, the 2026 risk adjustment estimate will continue to be updated as industry relative member morbidity data is received from Wakely, an independent actuarial firm, throughout 2026.

Other

•In December 2025, we signed a definitive agreement to divest the remaining Magellan Health businesses.

MEMBERSHIP

From March 31, 2025 to March 31, 2026, our managed care membership decreased by 1.7 million, or (6)%. The following table sets forth our membership by line of business:

	March 31, 2026	December 31, 2025	March 31, 2025
Traditional Medicaid (1)	10,923,100	10,932,600	11,369,400
High Acuity Medicaid (2)	1,503,800	1,585,800	1,589,400
Total Medicaid	12,426,900	12,518,400	12,958,800
Marketplace	3,582,200	5,541,400	5,626,000
Individual and Commercial Group (3)	481,000	452,500	448,200
Total Commercial	4,063,200	5,993,900	6,074,200
Medicare (4)	1,002,200	1,002,600	1,043,200
Medicare PDP	8,780,600	8,118,600	7,867,800
Total at-risk membership	26,272,900	27,633,500	27,944,000

(1)	Membership includes Temporary Assistance for Needy Families (TANF), Medicaid Expansion, Children's Health Insurance Program (CHIP), Foster Care, and Behavioral Health.
(2)
Membership includes Aged, Blind, or Disabled (ABD), Intellectual and Developmental Disabilities (IDD), Long-Term Services and Supports (LTSS), and Medicare-Medicaid Plans (MMP) Duals. The Company operated MMPs through December 31, 2025. In 2026 these members are included in Medicare as a result of the CMS transition to D-SNP based integration.

(3)	Membership includes Commercial Group, Individual Coverage Health Reimbursement Arrangement (ICHRA) and Other Off-Exchange Individual.
(4)	Membership includes Medicare Advantage, Medicare Supplement, and Applicable Integrated Plans (AIPs) as a result of the CMS transition to D-SNP based integration in 2026.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three months ended March 31, 2026 and 2025, prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Summarized comparative financial data for the three months ended March 31, 2026 and 2025 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended March 31,
	2026	2025	% Change
Premium	$43,887	$41,712	5%
Service	768	777	(1)%
Premium and service revenues	44,655	42,489	5%
Premium tax	5,289	4,131	28%
Total revenues	49,944	46,620	7%
Medical costs	38,303	36,503	5%
Cost of services	702	698	1%
Selling, general and administrative expenses	3,397	3,353	1%
Depreciation expense	134	142	(6)%
Amortization of acquired intangible assets	166	173	(4)%
Premium tax expense	5,381	4,217	28%
Earnings from operations	1,861	1,534	21%
Investment and other income	407	382	7%
Debt extinguishment	(5)	—	n.m.
Interest expense	(164)	(170)	4%
Earnings before income tax	2,099	1,746	20%
Income tax expense	560	432	30%
Net earnings	1,539	1,314	17%
(Earnings) loss attributable to noncontrolling interests	2	(3)	167%
Net earnings attributable to Centene Corporation	$1,541	$1,311	18%

Diluted earnings per common share attributable to Centene Corporation	$3.11	$2.63	18%

n.m.: not meaningful

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Total Revenues

Total revenues increased 7% in the three months ended March 31, 2026, over the corresponding period in 2025, primarily driven by premium yield and membership growth in the PDP business, state-directed payments, and rate increases to address medical trend in the Medicaid business along with increased premium tax revenue, partially offset by lower Marketplace and Medicaid membership.

Operating Expenses

Medical Costs/HBR

The HBR for the three months ended March 31, 2026, was 87.3%, compared to 87.5% in the same period in 2025. The Medicaid HBR decreased by 50 basis points primarily driven by rate and revenue increases, continued tangible progress in managing medical costs and moderate flu costs. The consolidated HBR decrease was also driven by an increase to the premium deficiency reserve (PDR) in 2025 versus no PDR in 2026 for our Medicare Advantage business as a result of our progression towards profitability. The decreases were partially offset by the decline in Marketplace membership and the corresponding impact on consolidated member mix.

Cost of Services

Cost of services increased by $4 million in the three months ended March 31, 2026, compared to the corresponding period in 2025. The cost of service ratio for the three months ended March 31, 2026, was 91.4%, compared to 89.8% in the same period in 2025.

Selling, General & Administrative Expenses

The SG&A expense ratio was 7.6% for the first quarter of 2026, compared to 7.9% in the first quarter of 2025. The adjusted SG&A expense ratio was 7.6% for the first quarter of 2026, compared to 7.9% in the first quarter of 2025. The decreases were primarily driven by strong cost management, leveraging of expenses over higher revenues and reduced Marketplace membership, which operates at a meaningfully higher SG&A expense ratio, as well as overall discipline in Marketplace SG&A. The decreases were also driven by growth in the PDP business, which operates at a meaningfully lower SG&A expense ratio as compared to the overall company.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended March 31, ($ in millions):

	2026	2025
Investment and other income	$407	$382
Debt extinguishment	(5)	—
Interest expense	(164)	(170)
Other income (expense), net	$238	$212

Investment and other income. Investment and other income increased by $25 million in the three months ended March 31, 2026, compared to the corresponding period in 2025, primarily driven by higher average investment balances during the quarter partially offset by lower interest rates.

Debt extinguishment. During the three months ended March 31, 2026, we repurchased $1.0 billion of par value Senior Notes due 2027 through the senior note debt repurchase program, resulting in a $5 million pre-tax loss on the repurchase of the notes.

Interest expense. Interest expense decreased by $6 million in the three months ended March 31, 2026, compared to the corresponding period in 2025.

Income Tax Expense

For the three months ended March 31, 2026, we recorded income tax expense of $560 million on pre-tax earnings of $2.1 billion, or an effective tax rate of 26.7%. For the first quarter of 2026, our effective tax rate on adjusted earnings was 26.5%.

For the three months ended March 31, 2025, we recorded income tax expense of $432 million on pre-tax earnings of $1.7 billion, or an effective tax rate of 24.7%. For the first quarter of 2025, our effective tax rate on adjusted earnings was 24.7%.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended March 31, ($ in millions):

	2026	2025	% Change
Total Revenues
Medicaid	$28,885	$26,430	9%
Medicare	10,326	8,759	18%
Commercial	9,556	10,149	(6)%
Other	1,177	1,282	(8)%
Consolidated total	$49,944	$46,620	7%
Gross Margin (1)
Medicaid	$1,618	$1,432	13%
Medicare	1,554	1,204	29%
Commercial	2,358	2,542	(7)%
Other	120	110	9%
Consolidated total	$5,650	$5,288	7%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Medicaid

Total revenues increased 9% in the three months ended March 31, 2026, compared to the corresponding period in 2025. The increase in total revenues was primarily driven by state directed payments and rate increases, partially offset by lower membership primarily due to eligibility redeterminations. Gross margin increased $186 million in the three months ended March 31, 2026, compared to the corresponding period in 2025 primarily driven by rate and revenue increases and continued tangible progress in managing medical costs.

Medicare

Total revenues increased 18% in the three months ended March 31, 2026, compared to the corresponding period in 2025 primarily driven by increased PDP premiums and membership, partially offset by lower Medicare Advantage membership. Gross margin increased $350 million in the three months ended March 31, 2026, compared to the corresponding period in 2025 primarily driven by rate increases and an increase to the PDR for our Medicare Advantage business in 2025 versus no PDR in 2026 as a result of our progression towards profitability, partially offset by medical and pharmacy costs.

Commercial

Total revenues decreased 6% in the three months ended March 31, 2026, compared to the corresponding period in 2025 primarily driven by reduced membership in the Marketplace business. Gross margin decreased $184 million in the three months ended March 31, 2026, compared to the corresponding period in 2025 primarily driven by reduced membership in the Marketplace business.

Other

Total revenues decreased 8% in the three months ended March 31, 2026, compared to the corresponding period in 2025 driven by Magellan Health. Gross margin increased $10 million in the three months ended March 31, 2026, compared to the corresponding period in 2025 driven by rate increases.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$4,366	$1,510
Net cash provided by (used in) investing activities	89	(529)
Net cash (used in) financing activities	(1,063)	(250)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$3,392	$731

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our Revolving Credit Facility. Operating activities provided cash of $4.4 billion in the three months ended March 31, 2026, compared to providing cash of $1.5 billion in the comparable period in 2025.

Cash flows provided by operations in 2026 were primarily driven by net earnings, the partial sale of the 2025 CMS PDP receivables, and the temporary benefit of the timing of payments, partially offset by the establishment of 2026 CMS PDP receivables and a delay in premium payments from one of our state partners subsequently received in April 2026.

Cash flows provided by operations in 2025 were driven by net earnings and an increase in medical claims liabilities, partially offset by a delay in premium payments from one of our state partners subsequently received in April 2025.

Cash Flows Provided by (Used in) Investing Activities

Investing activities provided cash of $89 million in the three months ended March 31, 2026, compared to using cash of $529 million in the comparable period in 2025. Cash flows provided by investing activities in the three months ended March 31, 2026 were driven primarily by net reductions to the investment portfolio of our regulated subsidiaries (including transfers to and from cash and cash equivalents to long-term investments) partially offset by capital expenditures. Cash flows used in investing activities in the three months ended March 31, 2025 were driven primarily by net additions to the investment portfolio of our regulated subsidiaries (including transfers to and from cash and cash equivalents to long-term investments) and capital expenditures.

We spent $200 million and $135 million in the three months ended March 31, 2026 and 2025, respectively, on capital expenditures, the majority of which was driven by system enhancements and computer hardware.

As of March 31, 2026, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.3 years. At March 31, 2026, we had unregulated cash and investments of $1.5 billion, including $593 million of cash and cash equivalents and $940 million of investments. Of the $593 million unregulated cash and cash equivalents, $437 million was available for general corporate use at March 31, 2026. Unregulated cash and investments at December 31, 2025, was $1.5 billion, including $553 million of cash and cash equivalents and $925 million of investments. Of the $553 million unregulated cash and cash equivalents, $400 million was available for general corporate use at December 31, 2025.

Cash Flows (Used in) Financing Activities

Financing activities used cash of $1.1 billion in the three months ended March 31, 2026, compared to using cash of $250 million in the comparable period in 2025. Financing activities in 2026 were primarily driven by debt repurchases of $1.0 billion.

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

During the first quarter of 2026, we made no repurchases under the stock repurchase program. We have $1.8 billion available under the program for repurchases as of March 31, 2026. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. Refer to Note 12. Stockholders' Equity in our 2025 Annual Report on Form 10-K for further information on stock repurchases.

As of March 31, 2026, we had an aggregate principal amount of $14.5 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain restrictive covenants. As of March 31, 2026, we were in compliance with all covenants.

As part of our capital allocation strategy, we may decide to repurchase debt or raise capital through the issuance of debt. In 2022, the Company's Board of Directors authorized a $1.0 billion senior note debt repurchase program. In February 2026, our Board of Directors authorized an increase under the program of $1.0 billion. During the first quarter of 2026, we repurchased $1.0 billion of our par value senior notes. As of March 31, 2026, there was $484 million available under the senior note debt repurchase program. Refer to Note 8. Debt for further information regarding the issuance and redemption of senior notes.

The credit agreement underlying our Revolving Credit Facility, in the principal amount of $4.0 billion, and Term Loan Facility, in the principal amount of $2.0 billion, contains customary covenants as well as financial covenants including a debt-to-capital ratio. Our maximum debt-to-capital ratio under the credit agreement may not exceed 0.60 to 1.00. As of March 31, 2026, we had no borrowing outstanding under our Revolving Credit Facility, $2.0 billion of borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of March 31, 2026, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-capital ratio.

We had outstanding letters of credit of $113 million as of March 31, 2026, which were not part of our Revolving Credit Facility. The letters of credit bore weighted interest of 0.8% as of March 31, 2026. In addition, we had outstanding surety bonds of $787 million as of March 31, 2026.

At March 31, 2026, our debt-to-capital ratio, defined as total debt divided by the sum of total debt and total equity, was 43.2%, compared to 46.5% at December 31, 2025. The debt-to-capital ratio decrease was driven by net earnings for the quarter and senior note repurchases of $1.0 billion. We utilize the debt-to-capital ratio as a measure, among others, of our leverage and financial flexibility.

At March 31, 2026, we had working capital, defined as current assets less current liabilities, of $4.9 billion, compared to $3.7 billion at December 31, 2025. We manage our short-term and long-term investments aiming to ensure a sufficient portion of the portfolio is highly liquid and can be sold to fund short-term requirements as needed.

We have receivables from CMS for Part D risk-sharing programs attributable to the 2025 plan year that are expected to be paid by CMS within a year after the plan year closes. In February 2026, we entered into a master receivable purchase agreement (the February 2026 Receivable Purchase Agreement). Under the February 2026 Receivable Purchase Agreement we may, from time to time, offer up to the full amount of our 2025 plan year stand-alone Part D risk-sharing programs receivable to the purchaser. The purchaser is not obligated to purchase any receivables unless it elects to accept the purchase request submitted. The purchase price for each purchased receivable portion equals the net estimated invoice amount of such portion minus the discount, which is determined by reference to the Secured Overnight Financing Rate (SOFR) plus a spread. We act as a servicer for the transferred receivables. The maximum outstanding purchase amount permitted under the agreement is $4.25 billion

During March 2026, we sold a participating interest of $1.0 billion of 2025 plan year stand-alone Part D risk-sharing programs receivables and received net cash proceeds of $970 million. This transfer of a participating interest in the receivable under the February 2026 Receivable Purchase Agreement resulted in a pre-tax loss on sale of receivables of $30 million, which was included in SG&A expenses in the Consolidated Statements of Operations. The proceeds from the sale were used for the partial redemption of Senior Notes due December 15, 2027.

Future Expectations

During the remainder of 2026, we expect net dividends of approximately $1.4 billion from our insurance subsidiaries and to spend approximately $600 million in additional capital expenditures primarily associated with system enhancements and computer hardware and software.

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

As of March 31, 2026, there were $3.0 billion of 2025 plan year stand-alone Part D risk-sharing programs receivables outstanding eligible for the February 2026 Receivable Purchase Agreement which continue to be recognized in the Consolidated Balance Sheets. As of March 31, 2026, the remaining outstanding purchase amount permitted was $3.25 billion.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the three months ended March 31, 2026, we received dividends of $206 million from and made $355 million of capital contributions to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate risk-based capital (RBC) level as of December 31, 2025, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We expect to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2026.

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

The NAIC has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of March 31, 2026, each of our health plans was in compliance with the RBC requirements enacted in those states.

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

CRITICAL ACCOUNTING ESTIMATES

Please see "Critical Accounting Estimates in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2025 Annual Report on Form 10-K for a description of our Critical Accounting Estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of March 31, 2026, we had short-term investments of $2.5 billion and long-term investments of $18.0 billion, including restricted deposits of $1.4 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government-sponsored obligations, life insurance contracts, asset-backed securities, and equity securities, and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states' requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at March 31, 2026, the fair value of our fixed income investments would decrease by approximately $636 million.

For a discussion of the interest rate risk that our investments are subject to, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, Part 1, Item 1A, "Risk Factors – Our investment portfolio may suffer losses which could materially and adversely affect our results of operations or liquidity."

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 11. Contingencies to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in Item 1A of our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2005, the Company's Board of Directors announced a stock repurchase program, which was most recently increased in December 2023. The Company is authorized to repurchase up to $10.0 billion, inclusive of past authorizations, of which $1.8 billion is available as of March 31, 2026.

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

Issuer Purchases of Equity Securities First Quarter 2026 (Shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions) (2)
January 1, 2026 - January 31, 2026	6	$45.77	—	$1,830
February 1, 2026 - February 28, 2026	2	41.21	—	1,830
March 1, 2026 - March 31, 2026	858	34.45	—	1,830
Total	866	$34.55	—	$1,830

(1)	Represents 886 thousand shares relinquished to the Company by certain employees for payment of taxes.
(2)	A remaining amount of $1.8 billion is available under the stock repurchase program as of March 31, 2026.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT NUMBER		DESCRIPTION

31.1		Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	#	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104		Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of April 28, 2026.

CENTENE CORPORATION

By:	/s/ SARAH M. LONDON
Chief Executive Officer (principal executive officer)

By:	/s/ ANDREW L. ASHER
Executive Vice President, Chief Financial Officer (principal financial officer)

By:	/s/ THEODORE J. PIENKOS
Corporate Controller and Chief Accounting Officer (principal accounting officer)