Form 10-Q
period 2026-06-30
CENTENE CORP
filed 2026-07-28
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 24, 2026, the registrant had 493,995 thousand shares of common stock outstanding.

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
•our ability to successfully execute on our enterprise optimization initiatives, including any separation programs;
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
i

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

The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP net earnings (loss) attributable to Centene	$1,091	$(253)	$2,632	$1,058
Amortization of acquired intangible assets	161	173	327	346
Acquisition and divestiture related expenses	—	1	—	1
Other adjustments (1)	46	58	53	61
Income tax effects of adjustments (2)	(50)	(58)	(92)	(100)
Adjusted net earnings (loss)	$1,248	$(79)	$2,920	$1,366

GAAP diluted earnings (loss) per share attributable to Centene	$2.19	$(0.51)	$5.30	$2.13
Amortization of acquired intangible assets	0.32	0.35	0.66	0.70
Acquisition and divestiture related expenses	—	—	—	—
Other adjustments (1)	0.09	0.12	0.11	0.12
Income tax effects of adjustments (2)	(0.09)	(0.12)	(0.19)	(0.20)
Adjusted diluted earnings (loss) per share	$2.51	$(0.16)	$5.88	$2.75
(1) Other adjustments include the following pre-tax items:
2026:
(a) for the three months ended June 30, 2026: enterprise optimization costs of $37 million, or $0.07 per share ($0.06 after-tax), severance costs due to enterprise optimization and contract exits of $15 million, or $0.03 per share ($0.02 after-tax), and net gain on debt extinguishment of $6 million, or $0.01 per share ($0.01 after-tax);

(b) for the six months ended June 30, 2026: enterprise optimization costs of $50 million, or $0.10 per share ($0.08 after-tax), severance costs due to enterprise optimization and contract exits of $18 million, or $0.04 per share ($0.03 after-tax); gain on sale of a provider network in the Other segment of $10 million, or $0.02 per share ($0.02 after-tax), net gain on real estate transactions of $4 million, or $0.01 per share ($0.01 after-tax), and net gain on debt extinguishment of $1 million, or $0.00 per share ($0.00 after-tax);
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

(2) The income tax effects of adjustments are based on the effective income tax rates applicable to each adjustment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

GAAP selling, general and administrative expenses	$3,103	$3,036	$6,500	$6,389
Less:
Acquisition and divestiture related expenses	—	1	—	1
Severance	15	—	18	—
Enterprise optimization costs	37	—	50	—
Adjusted selling, general and administrative expenses	$3,051	$3,035	$6,432	$6,388

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,151	$17,888
Premium and trade receivables	18,076	18,105
Short-term investments	2,906	2,432
Other current assets	1,552	1,945
Total current assets	46,685	40,370
Long-term investments	16,302	17,035
Restricted deposits	1,487	1,412
Property, software and equipment, net	2,130	2,037
Goodwill	10,835	10,835
Intangible assets, net	4,203	4,530
Other long-term assets	1,370	528
Total assets	$83,012	$76,747
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liability	$20,262	$20,544
Accounts payable and accrued expenses	17,965	13,796
Return of premium payable	1,751	1,592
Unearned revenue	706	736
Current portion of long-term debt	75	50
Total current liabilities	40,759	36,718
Long-term debt	16,030	17,351
Deferred tax liability	756	833
Other long-term liabilities	2,810	1,789
Total liabilities	60,355	56,691
Commitments and contingencies
Redeemable noncontrolling interests	23	23
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 625,693 issued and 493,987 outstanding at June 30, 2026, and 623,463 issued and 491,757 outstanding at December 31, 2025	1	1
Additional paid-in capital	20,890	20,777
Accumulated other comprehensive (loss)	(194)	(58)
Retained earnings	11,306	8,674
Treasury stock, at cost (131,706 and 131,706 shares, respectively)	(9,441)	(9,441)
Total Centene stockholders' equity	22,562	19,953
Nonredeemable noncontrolling interest	72	80
Total stockholders' equity	22,634	20,033
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$83,012	$76,747
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Premium	$43,582	$41,740	$87,469	$83,452
Service	793	727	1,561	1,504
Premium and service revenues	44,375	42,467	89,030	84,956
Premium tax	9,204	6,275	14,493	10,406
Total revenues	53,579	48,742	103,523	95,362
Expenses:
Medical costs	39,029	38,808	77,332	75,311
Cost of services	729	641	1,431	1,339
Selling, general and administrative expenses	3,103	3,036	6,500	6,389
Depreciation expense	139	141	273	283
Amortization of acquired intangible assets	161	173	327	346
Premium tax expense	9,220	6,346	14,601	10,563
Impairment	—	55	—	55
Total operating expenses	52,381	49,200	100,464	94,286
Earnings (loss) from operations	1,198	(458)	3,059	1,076
Other income (expense):
Investment and other income	435	371	842	753
Gain on debt extinguishment	6	—	1	—
Interest expense	(153)	(170)	(317)	(340)
Earnings (loss) before income tax	1,486	(257)	3,585	1,489
Income tax expense	399	2	959	434
Net earnings (loss)	1,087	(259)	2,626	1,055
Loss attributable to noncontrolling interests	4	6	6	3
Net earnings (loss) attributable to Centene Corporation	$1,091	$(253)	$2,632	$1,058

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$2.21	$(0.51)	$5.34	$2.14
Diluted earnings (loss) per common share	$2.19	$(0.51)	$5.30	$2.13

Weighted average number of common shares outstanding:
Basic	493,819	493,548	492,949	494,896
Diluted	497,637	493,548	496,605	496,328

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net earnings (loss)	$1,087	$(259)	$2,626	$1,055
Change in unrealized gain (loss) on investments	(30)	136	(179)	352
Change in unrealized gain (loss) on investments, tax effect	7	(32)	42	(82)
Change in unrealized gain (loss) on investments, net of tax	(23)	104	(137)	270
Reclassification adjustment, net of tax	—	2	1	3
Other comprehensive earnings (loss)	(23)	106	(136)	273
Comprehensive earnings (loss)	1,064	(153)	2,490	1,328
Comprehensive loss attributable to noncontrolling interests	4	6	6	3
Comprehensive earnings (loss) attributable to Centene Corporation	$1,068	$(147)	$2,496	$1,331

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

Three and Six Months Ended June 30, 2026

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2025	623,463	$1	$20,777	$(58)	$8,674	131,706	$(9,441)	$80	$20,033
Comprehensive Earnings (Loss):
Net earnings (loss)	—	—	—	—	1,541	—	—	(4)	1,537
Other comprehensive loss, net of $(35) tax	—	—	—	(113)	—	—	—	—	(113)
Common stock issued for employee benefit plans	2,880	—	9	—	—	—	—	—	9
Common stock repurchases	(866)	—	(30)	—	—	—	—	—	(30)
Stock compensation expense	—	—	67	—	—	—	—	—	67
Contribution to non-redeemable non-controlling interest	—	—	—	—	—	—	—	(1)	(1)
Balance, March 31, 2026	625,477	$1	$20,823	$(171)	$10,215	131,706	$(9,441)	$75	$21,502
Comprehensive Earnings (Loss):
Net earnings (loss)	—	—	—	—	1,091	—	—	(3)	1,088
Other comprehensive loss, net of $(7) tax	—	—	—	(23)	—	—	—	—	(23)
Common stock issued for employee benefit plans	238	—	9	—	—	—	—	—	9
Common stock repurchases	(22)	—	(1)	—	—	—	—	—	(1)
Stock compensation expense	—	—	59	—	—	—	—	—	59
Balance, June 30, 2026	625,693	$1	$20,890	$(194)	$11,306	131,706	$(9,441)	$72	$22,634

Three and Six Months Ended June 30, 2025

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2024	620,195	$1	$20,562	$(504)	$15,348	124,288	$(8,997)	$90	$26,500
Comprehensive Earnings (Loss):
Net earnings (loss)	—	—	—	—	1,311	—	—	1	1,312
Other comprehensive earnings, net of $50 tax	—	—	—	167	—	—	—	—	167
Common stock issued for employee benefit plans	2,316	—	10	—	—	—	—	—	10
Common stock repurchases	—	—	—	—	—	705	(41)	—	(41)
Stock compensation expense	—	—	59	—	—	—	—	—	59
Balance, March 31, 2025	622,511	$1	$20,631	$(337)	$16,659	124,993	$(9,038)	$91	$28,007
Comprehensive Earnings (Loss):
Net earnings (loss)	—	—	—	—	(253)	—	—	(5)	(258)
Other comprehensive earnings, net of $33 tax	—	—	—	106	—	—	—	—	106
Common stock issued for employee benefit plans	393	—	9	—	—	—	—	—	9
Common stock repurchases	(70)	—	(4)	—	—	6,713	(403)	—	(407)
Stock compensation expense	—	—	35	—	—	—	—	—	35
Balance, June 30, 2025	622,834	$1	$20,671	$(231)	$16,406	131,706	$(9,441)	$86	$27,492

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$2,626	$1,055
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	600	629
Stock compensation expense	126	94
Impairment	—	55
(Gain) loss on debt extinguishment	(1)	—
Deferred income taxes	(34)	(116)
Loss on divestitures	—	10
Changes in assets and liabilities
Premium and trade receivables	(6)	(1,801)
Other assets	(488)	(543)
Medical claims liabilities	(268)	1,809
Unearned revenue	(30)	21
Accounts payable and accrued expenses	4,249	209
Other long-term liabilities	1,162	1,857
Other operating activities, net	20	16
Net cash provided by operating activities	7,956	3,295
Cash flows from investing activities:
Capital expenditures	(374)	(343)
Purchases of investments	(2,328)	(3,593)
Sales and maturities of investments	2,438	2,508
Net cash (used in) investing activities	(264)	(1,428)
Cash flows from financing activities:
Proceeds from long-term debt	—	750
Payments and repurchases of long-term debt	(1,304)	(1,707)
Common stock repurchases	(33)	(473)
Proceeds from common stock issuances	18	18
Other financing activities, net	(3)	(12)
Net cash (used in) financing activities	(1,322)	(1,424)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	6,370	443
Cash and cash equivalents reclassified (to) held for sale	(73)	—
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	17,957	14,156
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$24,254	$14,599
Supplemental disclosures of cash flow information:
Interest paid	$302	$320
Income tax net payments (refunds)	$(225)	$504

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	June 30,
	2026	2025
Cash and cash equivalents	$24,151	$14,513
Restricted cash and cash equivalents, included in restricted deposits	103	86
Total cash, cash equivalents and restricted cash and cash equivalents	$24,254	$14,599

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

The Company had approximately $4,500 million and $1,182 million of pass-through payments from its state partners included in accounts payable and accrued expenses in the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively. The payments received in the second quarter of 2026 will be passed through to recipients primarily during the third quarter.

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

2. Acquisitions and Divestitures

Magellan Health

In December 2025, the Company signed a definitive agreement to sell the remaining Magellan Health businesses, which is included in the Other segment. As of June 30, 2026, the assets and liabilities of Magellan Health were considered held for sale resulting in $293 million of assets held for sale in other current assets and $293 million of liabilities held for sale in accounts payable and accrued expenses in the Consolidated Balance Sheet. The majority of the held for sale assets were previously reported as cash and cash equivalents, premium and trade receivables, property, software and equipment and intangible assets. The majority of the liabilities were previously reported as medical claims liabilities and accounts payable and accrued expenses.

As a result of the definitive agreement, in December 2025, the Company recorded impairment charges associated with the pending divestiture totaling $513 million, or $389 million after-tax.

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

Receivables sold under the February 2026 Receivable Purchase Agreement represent eligible amounts arising from prescription drug events that have been estimated to be included in the CMS settlement for the 2025 plan year. The purchase price for each purchased receivable portion equals the net estimated invoice amount of such portion minus the discount, which is determined by reference to the Secured Overnight Financing Rate (SOFR) plus a spread. The Company acts as a servicer for the transferred receivables. As of June 30, 2026, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold. The February 2026 Receivable Purchase Agreement is without recourse for credit losses related to the financial condition of CMS.

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

As of June 30, 2026, there were $2,657 million of 2025 plan year stand-alone Part D risk-sharing programs receivables outstanding eligible for the February 2026 Receivable Purchase Agreement, which continue to be recognized in the Consolidated Balance Sheets. As of June 30, 2026, the remaining outstanding purchase amount permitted was $3,250 million.

4. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	June 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$571	$1	$(4)	$568	$533	$3	$(1)	$535
Corporate securities	10,925	72	(168)	10,829	10,642	166	(146)	10,662
Restricted certificates of deposit	1	—	—	1	1	—	—	1
Restricted cash equivalents	103	—	—	103	69	—	—	69
Short-term time deposits	195	—	—	195	205	—	—	205
Municipal securities	3,630	22	(66)	3,586	3,790	37	(69)	3,758
Asset-backed securities	1,529	8	(14)	1,523	1,656	20	(10)	1,666
Residential mortgage-backed securities	1,764	9	(80)	1,693	1,763	21	(70)	1,714
Commercial mortgage-backed securities	1,110	4	(32)	1,082	1,156	9	(29)	1,136
Equity securities	1	—	—	1	1	—	—	1
Private equity investments	884	—	—	884	915	—	—	915
Life insurance contracts	230	—	—	230	217	—	—	217
Total	$20,943	$116	$(364)	$20,695	$20,948	$256	$(325)	$20,879

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. Private equity investments include direct investments in private equity securities as well as private equity funds. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with a focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of June 30, 2026, 99% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At June 30, 2026, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $183 million and $180 million at June 30, 2026 and December 31, 2025, respectively, and is included in other current assets in the Consolidated Balance Sheets.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 3 years at June 30, 2026.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	June 30, 2026				December 31, 2025
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(3)	$439	$(1)	$18	$—	$88	$(1)	$43
Corporate securities	(24)	2,977	(144)	2,737	(2)	464	(144)	3,226
Municipal securities	(6)	609	(60)	1,332	(1)	241	(68)	1,550
Asset-backed securities	(4)	395	(10)	146	(2)	114	(8)	180
Residential mortgage-backed securities	(5)	439	(75)	595	—	120	(70)	687
Commercial mortgage-backed securities	(3)	196	(29)	429	—	156	(29)	480
Total	$(45)	$5,055	$(319)	$5,257	$(5)	$1,183	$(320)	$6,166

As of June 30, 2026, the gross unrealized losses were generated from 3,994 positions out of a total of 6,258 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	June 30, 2026				December 31, 2025
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,683	$2,671	$345	$344	$2,201	$2,190	$464	$464
One year through five years	6,984	6,871	781	767	7,266	7,219	574	566
Five years through ten years	4,131	4,130	351	351	4,198	4,252	334	339
Greater than ten years	125	123	25	25	160	157	43	43
Asset-backed securities	4,403	4,298	—	—	4,575	4,516	—	—
Total	$18,326	$18,093	$1,502	$1,487	$18,400	$18,334	$1,415	$1,412

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

The following table summarizes fair value measurements by level at June 30, 2026, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$24,151	$—	$—	$24,151
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$63	$—	$—	$63
Corporate securities	—	10,788	—	10,788
Municipal securities	—	2,749	—	2,749
Short-term time deposits	—	195	—	195
Asset-backed securities	—	1,523	—	1,523
Residential mortgage-backed securities	—	1,693	—	1,693
Commercial mortgage-backed securities	—	1,082	—	1,082
Equity securities	—	1	—	1
Total investments	$63	$18,031	$—	$18,094
Restricted deposits:
Cash and cash equivalents	$103	$—	$—	$103
U.S. Treasury securities and obligations of U.S. government corporations and agencies	505	—	—	505
Corporate securities	—	41	—	41
Certificates of deposit	—	1	—	1
Municipal securities	—	837	—	837
Total restricted deposits	$608	$879	$—	$1,487
Total assets at fair value	$24,822	$18,910	$—	$43,732

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

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $1,114 million and $1,132 million as of June 30, 2026 and December 31, 2025, respectively.

6. Medical Claims Liability

The following table summarizes the change in medical claims liability for the six months ended June 30, 2026 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2026	$10,375	$4,401	$5,683	$85	$20,544
Less: Reinsurance recoverable	16	—	60	—	76
Balance, January 1, 2026, net	10,359	4,401	5,623	85	20,468
Incurred related to:
Current year	44,312	18,915	15,116	767	79,110
Prior years	(1,000)	(251)	(509)	(18)	(1,778)
Total incurred	43,312	18,664	14,607	749	77,332
Paid related to:
Current year	35,300	14,900	11,223	744	62,167
Prior years	7,872	3,654	3,826	66	15,418
Total paid	43,172	18,554	15,049	810	77,585
Balance, June 30, 2026, net	10,499	4,511	5,181	24	20,215
Plus: Reinsurance recoverable	18	—	29	—	47
Balance, June 30, 2026	$10,517	$4,511	$5,210	$24	$20,262

The following table summarizes the change in medical claims liability for the six months ended June 30, 2025 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2025	$10,299	$3,358	$4,463	$188	$18,308
Less: Reinsurance recoverable	18	—	47	—	65
Balance, January 1, 2025, net	10,281	3,358	4,416	188	18,243
Incurred related to:
Current year	42,377	16,186	17,160	1,038	76,761
Prior years	(953)	(341)	(429)	(24)	(1,747)
Total incurred	41,424	15,845	16,731	1,014	75,014
Paid related to:
Current year	33,532	12,858	12,987	882	60,259
Prior years	7,745	2,252	3,083	158	13,238
Total paid	41,277	15,110	16,070	1,040	73,497
Plus: Premium deficiency reserve	—	297	—	—	297
Balance, June 30, 2025, net	10,428	4,390	5,077	162	20,057
Plus: Reinsurance recoverable	14	—	46	—	60
Balance, June 30, 2025	$10,442	$4,390	$5,123	$162	$20,117

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of development within "Incurred related to: Prior years," the Company recorded $38 million and $69 million as a reduction to premium revenue in the six months ended June 30, 2026 and 2025, respectively, for minimum medical loss ratio (MLR) and other return of premium programs.

Incurred but not reported (IBNR) plus expected development on reported claims as of June 30, 2026 was $12,898 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

The Company reviews actual and anticipated experience compared to the assumptions used to establish medical costs. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing and measuring the profitability of such contracts and expected investment income is excluded. In December 2024, the Company recorded a premium deficiency reserve of $92 million related to the 2025 Medicare Advantage contract year, which was increased to $270 million in the first quarter of 2025 and to $389 million in the second quarter of 2025 based on the progression of earnings during the year (with higher earnings at the beginning of the year and lower at the end of the year, given cost sharing progression), including anticipated impacts of the Inflation Reduction Act to the Part D benefit within the Company's Medicare Advantage business. As of June 2026, the Company did not record a premium deficiency reserve related to the 2026 Medicare Advantage contract year.

7. Affordable Care Act

The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual MLR and cost sharing reductions.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	June 30, 2026	December 31, 2025
Risk adjustment receivable	$2,356	$1,449
Risk adjustment payable	(2,542)	(2,087)
Minimum medical loss ratio	(334)	(294)
Cost sharing reduction receivable	10	13
Cost sharing reduction payable	(28)	(15)
In June 2026, CMS announced the final risk adjustment transfers for the 2025 benefit year. As a result of the announcement, the risk adjustment net payable was reduced by $541 million. After consideration of minimum MLR and other related impacts, the net pre-tax benefit recognized was $481 million in the six months ended June 30, 2026.

8. Debt

Debt consists of the following ($ in millions):

	June 30, 2026	December 31, 2025
$2,500 million 4.25% Senior Notes due December 15, 2027	$1,067	$2,211
$2,300 million 2.45% Senior Notes due July 15, 2028	2,160	2,302
$3,500 million 4.625% Senior Notes due December 15, 2029	3,277	3,277
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes due March 1, 2031	2,200	2,200
$1,300 million 2.625% Senior Notes due August 1, 2031	1,300	1,300
Total senior notes	14,204	15,490
Term Loan Facility	1,975	2,000
Debt issuance costs	(74)	(89)
Total debt	16,105	17,401
Less: current portion	(75)	(50)
Long-term debt	$16,030	$17,351

Senior Notes

Senior Notes due December 15, 2027

During the three and six months ended June 30, 2026, the Company repurchased $118 million and $1,147 million, respectively, of its par value Senior Notes due 2027 through the Company's senior note debt repurchase program. During the six months ended June 30, 2026, the Company recognized a $5 million pre-tax loss on the repurchase of the notes, including the impact of unamortized debt discount and issuance costs.

Senior Notes due July 15, 2028

During the three months ended June 30, 2026, the Company repurchased $142 million of its par value Senior Notes due 2028 for $135 million through the Company's senior note debt repurchase program. The Company recognized a $6 million pre-tax gain on the repurchase of the notes, including the impact of unamortized debt premium and issuance costs. In July 2026, the Company repurchased an additional $53 million of its par value Senior Notes due 2028 for $50 million through the debt repurchase program.

Senior Note Debt Repurchase Program

In June 2022, the Company's Board of Directors authorized a $1,000 million senior note debt repurchase program in preparation for future debt reductions as part of the Company's strategic initiatives, which was increased by $1,000 million in February 2026 and by $750 million in May 2026.

During the six months ended June 30, 2026, the Company repurchased $1,289 million of its par value Senior Notes due 2027 and 2028 for an aggregate amount of $1,282 million, as described above. As of June 30, 2026, there was $981 million available under the senior note debt repurchase program. In July 2026, the Company repurchased an additional $53 million of its par value Senior Notes due 2028 for $50 million through the debt repurchase program.

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Earnings (loss) attributable to Centene Corporation	$1,091	$(253)	$2,632	$1,058

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	493,819	493,548	492,949	494,896
Common stock equivalents (as determined by applying the treasury stock method)	3,818	—	3,656	1,432
Weighted average number of common shares and potential dilutive common shares outstanding	497,637	493,548	496,605	496,328

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$2.21	$(0.51)	$5.34	$2.14
Diluted earnings (loss) per common share	$2.19	$(0.51)	$5.30	$2.13

The calculation of diluted earnings per common share for the three months ended June 30, 2026 excludes 930 thousand shares related to anti-dilutive stock options and restricted stock units. The calculation of diluted earnings per common share for the three months ended June 30, 2025 excludes 2,464 thousand shares related to stock options and restricted stock units as their effect would have been anti-dilutive due to the net loss for the quarter.

The calculation of diluted earnings per common share for the six months ended June 30, 2026 and 2025 excludes 2,872 thousand shares and 1,660 thousand shares, respectively, related to anti-dilutive stock options and restricted stock units.

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

Segment information for the three months ended June 30, 2026, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$22,745	$11,057	$9,355	$425	$43,582
Service	21	—	1	771	793
Premium and service revenues	22,766	11,057	9,356	1,196	44,375
Premium tax	9,204	—	—	—	9,204
Total external revenues	31,970	11,057	9,356	1,196	53,579
Internal revenues	—	—	—	4,099	4,099
Eliminations	—	—	—	(4,099)	(4,099)
Total revenues	$31,970	$11,057	$9,356	$1,196	$53,579

Medical costs	$21,357	$9,892	$7,409	$371	$39,029
Cost of services	21	—	—	708	729
Other operating expenses (1)					12,623
Other income (expense) (2)					288
Earnings before income tax					$1,486

Segment gross margin (3)	$1,388	$1,165	$1,947	$117	$4,617

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the three months ended June 30, 2025, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$21,697	$9,450	$10,070	$523	$41,740
Service	26	—	—	701	727
Premium and service revenues	21,723	9,450	10,070	1,224	42,467
Premium tax	6,275	—	—	—	6,275
Total external revenues	27,998	9,450	10,070	1,224	48,742
Internal revenues	—	—	—	3,967	3,967
Eliminations	—	—	—	(3,967)	(3,967)
Total revenues	$27,998	$9,450	$10,070	$1,224	$48,742

Medical costs	$20,581	$8,587	$9,124	$516	$38,808
Cost of services	25	—	—	616	641
Other operating expenses (1)					9,751
Other income (expense) (2)					201
(Loss) before income tax					$(257)

Segment gross margin (3)	$1,117	$863	$946	$92	$3,018

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the six months ended June 30, 2026, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$46,318	$21,383	$18,910	$858	$87,469
Service	44	—	2	1,515	1,561
Premium and service revenues	46,362	21,383	18,912	2,373	89,030
Premium tax	14,493	—	—	—	14,493
Total external revenues	60,855	21,383	18,912	2,373	103,523
Internal revenues	—	—	—	8,245	8,245
Eliminations	—	—	—	(8,245)	(8,245)
Total revenues	$60,855	$21,383	$18,912	$2,373	$103,523

Medical costs	$43,312	$18,664	$14,607	$749	$77,332
Cost of services	44	—	—	1,387	1,431
Other operating expenses (1)					21,701
Other income (expense) (2)					526
Earnings before income tax					$3,585

Segment gross margin (3)	$3,006	$2,719	$4,305	$237	$10,267

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the six months ended June 30, 2025, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$43,972	$18,209	$20,218	$1,053	$83,452
Service	50	—	1	1,453	1,504
Premium and service revenues	44,022	18,209	20,219	2,506	84,956
Premium tax	10,406	—	—	—	10,406
Total external revenues	54,428	18,209	20,219	2,506	95,362
Internal revenues	—	—	—	8,131	8,131
Eliminations	—	—	—	(8,131)	(8,131)
Total revenues	$54,428	$18,209	$20,219	$2,506	$95,362

Medical costs	$41,424	$16,142	$16,731	$1,014	$75,311
Cost of services	49	—	—	1,290	1,339
Other operating expenses (1)					17,636
Other income (expense) (2)					413
Earnings before income tax					$1,489

Segment gross margin (3)	$2,549	$2,067	$3,488	$202	$8,306

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

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

12. Enterprise Optimization

During the three and six months ended June 30, 2026, the Company incurred $47 million and $61 million, respectively, of third-party vendor costs and severance costs due to enterprise optimization initiatives and contract exits, which are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

On July 27, 2026, the Company committed to accept employees' offers to participate in a voluntary separation program, which qualifies as a plan of termination. During the remainder of 2026, the Company estimates it will record severance costs of approximately $315 million to $365 million primarily in connection with the program.

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

Regulatory: Medicaid

The COVID-19 pandemic impacted our business as it relates to Medicaid eligibility changes. From the onset of the public health emergency (PHE) through March 2023, our Medicaid membership increased by 3.6 million members (excluding new states North Carolina and Delaware and various state product expansions or managed care organization changes). Since March 31, 2023, eligibility redeterminations have been the primary driver of our Medicaid membership decline. We anticipate that future reductions could occur resulting from ongoing state eligibility redetermination processes. We continue to work with our state partners to match rates to acuity post-redeterminations.

The OBBBA, passed in July 2025, includes requirements that may reduce the number of members eligible for state Medicaid Expansion programs by requiring work or community engagement by members and for state Medicaid agencies to redetermine member eligibility at more frequent intervals, along with adding a "Cost Sharing" or "Co-Pay" for certain medical services. These changes could have the effect of increasing the overall morbidity of the Medicaid Expansion population largely beginning in 2027, subject to state implementation plans. Several other provisions of the OBBBA, such as adjustments to provider taxes and state directed payments beginning in 2028, may have the effect of reducing the amount of federal funding for Medicaid, which could result in changes in the design of Medicaid programs, including coverage of benefits, eligibility, and/or provider payment rates. For example, in July 2026, New York terminated its Essential Plan-5, which provided state-subsidized healthcare for individuals from 200% to 250% of the Federal Poverty Level (FPL). The timing of regulatory guidance and other rulemaking changes will be critical to ensuring state and MCO implementation readiness. On June 29, 2026, a coalition of 26 states, including 24 Democratic attorney generals and two governors, challenged CMS' interim rule issued on June 3, 2026 implementing the work requirements. The lawsuit is asking the court to block certain provisions of the interim final rule that it alleges are unlawful. The lawsuit may create additional delays and uncertainty regarding the implementation and effect of work requirements on Medicaid beneficiary eligibility.

Effective January 1, 2027, the State of California will transition the Medi-Cal Unsatisfactory Immigration Status (UIS) population from managed care to the fee-for-service delivery system. The transition was enacted through California budget legislation following federal guidance indicating that capitation payments for this population are not eligible for federal matching funds. Based on current projections, approximately 250,000 UIS members served through Health Net's Medi-Cal contracts are expected to be affected by this transition. As a result, we expect a reduction in California Medicaid membership and associated premium revenue beginning in 2027. The ultimate financial impact will depend on final implementation requirements, member transition timing, and any related operational or administrative actions taken by the State.

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

The Marketplace Integrity and Affordability Final Rule (Final Rule) was published in the Federal Register on June 25, 2025. The Final Rule included changes to policies intended to strengthen program integrity measures in the Marketplace. For example, the Special Enrollment Period for those under 150% of the FPL was repealed beginning August 25, 2025. The Final Rule also included several provisions that would have reduced eligibility for Marketplace coverage, which were stayed and ultimately vacated by the district court.

The 2027 Notice of Benefit and Payment Parameters (NBPP), was published in the Federal Register on May 20, 2026 and includes changes intended to strengthen Marketplace program integrity, modify eligibility verification requirements, expand certain catastrophic coverage eligibility provisions, revise special enrollment period verification processes, and provide additional flexibility with respect to Marketplace plan offerings. On July 16, 2026, the district court stayed certain provisions of the 2027 NBPP that would have imposed additional eligibility and enrollment restrictions on Marketplace coverage.

In addition, the OBBBA placed additional restrictions on APTC requirements. For example, beginning January 1, 2026, should individuals mis-estimate their projected income, the OBBBA requires them to reimburse the IRS for the full amount of excess tax credit received. Further, as of January 1, 2026, the OBBBA prohibits individuals from receiving APTCs if they enroll in health coverage through a Special Enrollment Period associated with their income. The combined effect of the expiration of the Enhanced APTCs and the Final Rule reduced 2026 Marketplace membership in the first six months of 2026 compared to 2025 and we anticipate that the combined effects will continue to increase the overall morbidity of the Marketplace population. We continue to advocate for legislation and regulations aimed at leveraging Medicaid and the Health Insurance Marketplace to maintain health insurance coverage and affordability for consumers.

Regulatory: Medicare

The IRA significantly changed Medicare Part D, impacting stand-alone Medicare PDPs as well as the Part D benefit in many of our Medicare Advantage plans beginning in 2025, most notably by eliminating the coverage gap and capping members' annual out-of-pocket costs at $2,100 in 2026 in order to provide more predictable and affordable prescription drug coverage for Medicare beneficiaries. The IRA changes, which went into effect beginning in 2025, resulted in a meaningful shift in cost-sharing responsibilities between members, drug companies, Centers for Medicare and Medicaid Services (CMS), and PDPs and have resulted in a significant increase in our premiums in consideration for our PDPs' responsibility for a larger portion of total Part D benefit costs. To help mitigate significant premium impacts and address these changes, CMS introduced the Medicare Part D Premium Stabilization Demonstration program. This program began in calendar year 2025 and was intended by CMS to exist for three years. The parameters of the program are expected to be different each year. For example, in 2025, participating PDPs operated under narrowed risk corridor thresholds as part of the supports CMS introduced to limit market volatility. For 2026, CMS eliminated these narrowed risk corridors entirely, shifting PDPs back toward standard program financial risk‑sharing. Starting in 2026, CMS created a Drug Subsidy to compensate plans for the loss of the Manufacturer Discount Program (MDP) for maximum fair price drugs. We continue to advocate for policies that promote cost-effective, high-quality care for our PDP enrolled members. We have receivables due to us from CMS for Part D risk-sharing programs attributable to the 2025 plan year that we expect to be paid by CMS within a year after the plan year closes. If the payments from CMS are delayed, our cash flows may be materially adversely affected.

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

Summary

We remain focused on our promise of delivering high-quality healthcare services to our members on behalf of states and the federal government. Our decades of experience and deep industry knowledge have allowed us to deliver cost-effective services to our government partners and our members. With a focus on the personalization of healthcare technology, we continue the use of data and analytics to improve the provider and member experience. We continue to believe we have both the capacity and capability to successfully navigate industry changes to the benefit of our members, customers, providers and shareholders through program and bid design, product placement and other strategic factors.

Second Quarter 2026 Highlights

Our financial performance for the second quarter of 2026 is summarized as follows:

•Managed care membership of 25.9 million, a decrease of 2.1 million members, or (8)% year-over-year.
•Total revenues of $53.6 billion, representing 10% growth year-over-year.
•Premium and service revenues of $44.4 billion, representing 4% growth year-over-year.
•HBR of 89.6%, compared to 93.0% for the second quarter of 2025.
•SG&A expense ratio of 7.0%, compared to 7.1% for the second quarter of 2025.
•Adjusted SG&A expense ratio of 6.9%, compared to 7.1% for the second quarter of 2025.
•Operating cash flows provided cash of $3.6 billion in the second quarter of 2026.
•GAAP diluted earnings per share (EPS) of $2.19 for the second quarter of 2026.
•Adjusted diluted EPS of $2.51 for the second quarter of 2026.
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

	Three Months Ended June 30,
	2026	2025
GAAP diluted earnings (loss) per share attributable to Centene	$2.19	$(0.51)
Amortization of acquired intangible assets	0.32	0.35
Other adjustments (1)	0.09	0.12
Income tax effects of adjustments (2)	(0.09)	(0.12)
Adjusted diluted earnings (loss) per share	$2.51	$(0.16)
(1) Other adjustments include the following pre-tax items:
2026:
(a) enterprise optimization costs of $37 million, or $0.07 per share ($0.06 after-tax), severance costs due to enterprise optimization and contract exits of $15 million, or $0.03 per share ($0.02 after-tax) and net gain on debt extinguishment of $6 million, or $0.01 per share ($0.01 after-tax).

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

Current and Future Operating Drivers

The following items contributed to our results of operations as compared to the previous year:

Medicaid

•The combined effect of ongoing, post-PHE state eligibility redeterminations and regulatory policy changes reduced our Medicaid membership in the second quarter compared to 2025.

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

•In December 2024, we recorded a premium deficiency reserve of $92 million related to the 2025 Medicare Advantage contract year, which was increased to $270 million in the first quarter of 2025 and to $389 million in the second quarter of 2025 based on the progression of earnings during the year (with higher earnings at the beginning of the year and lower at the end of the year, given cost sharing progression). No premium deficiency reserve related to the 2026 Medicare Advantage contract year has been recorded.

Commercial

•On June 30, 2026, the Centers for Medicare and Medicaid Services (CMS) published the final risk adjustment transfers for the 2025 benefit year. The final 2025 risk adjustment results, including offsetting increases in the Minimum Medical Loss Ratio (MLR) payable, Risk Adjustment Data Validation (RADV) accrual and other offsets, resulted in a pre-tax benefit of $481 million. The six months ended June 30, 2025, was impacted by lower Marketplace estimated risk adjustment revenue.

•The combined effect of the expiration of the Enhanced APTCs and the Final Rule led to a higher projected baseline of Marketplace morbidity and, as a result, we took corrective pricing actions for 2026 covering 95% of Marketplace membership. This dynamic contributed to the Marketplace membership decline in 2026 compared to 2025.

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

Medicaid

•Effective January 1, 2027, the State of California will transition the Medi-Cal Unsatisfactory Immigration Status (UIS) population from managed care to the fee-for-service delivery system. As a result, we expect a reduction in California Medicaid membership and associated premium revenue beginning in 2027.

•We are transitioning our Hawaii operations following the non-renewal of certain Hawaii Medicaid contracts. To support continuity of care for members, we agreed to a temporary extension of the Community Care Services (CCS) program through October 31, 2026, and entered into a transition services arrangement with the successor contractor. We are also supporting the transition of QUEST Integration members to new health plans effective January 1, 2027.

•In July 2026, our subsidiary, Meridian Health Plan of Illinois, Inc. (Meridian), was selected by the Illinois Department of Healthcare and Family Services to continue providing services for the HealthChoice Illinois Medicaid managed care program. Under the contract, Meridian will continue providing managed care for Medicaid enrollees, including access to integrated primary, maternal, and behavioral health care. The contract is expected to begin in January 2027 and has a four-year term.

•In July 2026, New York terminated its Essential Plan-5, which provided state-subsidized healthcare for individuals from 200% to 250% of the federal poverty line.

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

Commercial

•The 2026 risk adjustment revenue transfer estimate will continue to be updated as industry relative member morbidity data is received from Wakely, an independent actuarial firm, throughout 2026 and 2027.

Other

•Enterprise optimization initiatives, including severance and third-party vendor costs, will impact our future results of operations.

•In December 2025, we signed a definitive agreement to divest the remaining Magellan Health businesses.

MEMBERSHIP

From June 30, 2025 to June 30, 2026, our managed care membership decreased by 2.1 million, or (8)%. The following table sets forth our membership by line of business:

	June 30, 2026	December 31, 2025	June 30, 2025
Traditional Medicaid (1)	10,745,800	10,932,600	11,227,400
High Acuity Medicaid (2)	1,364,900	1,585,800	1,592,300
Total Medicaid	12,110,700	12,518,400	12,819,700
Marketplace	3,494,700	5,541,400	5,862,800
Individual and Commercial Group (3)	497,000	452,500	449,700
Total Commercial	3,991,700	5,993,900	6,312,500
Medicare (4)	980,000	1,002,600	1,026,900
Medicare PDP	8,803,000	8,118,600	7,845,800
Total at-risk membership	25,885,400	27,633,500	28,004,900

(1)	Membership includes Temporary Assistance for Needy Families (TANF), Medicaid Expansion, Children's Health Insurance Program (CHIP), Foster Care, and Behavioral Health.
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

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and six months ended June 30, 2026 and 2025, prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Summarized comparative financial data for the three and six months ended June 30, 2026 and 2025 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Premium	$43,582	$41,740	4%	$87,469	$83,452	5%
Service	793	727	9%	1,561	1,504	4%
Premium and service revenues	44,375	42,467	4%	89,030	84,956	5%
Premium tax	9,204	6,275	47%	14,493	10,406	39%
Total revenues	53,579	48,742	10%	103,523	95,362	9%
Medical costs	39,029	38,808	1%	77,332	75,311	3%
Cost of services	729	641	14%	1,431	1,339	7%
Selling, general and administrative expenses	3,103	3,036	2%	6,500	6,389	2%
Depreciation expense	139	141	(1)%	273	283	(4)%
Amortization of acquired intangible assets	161	173	(7)%	327	346	(5)%
Premium tax expense	9,220	6,346	45%	14,601	10,563	38%
Impairment	—	55	n.m.	—	55	n.m.
Earnings (loss) from operations	1,198	(458)	362%	3,059	1,076	184%
Investment and other income	435	371	17%	842	753	12%
Gain on debt extinguishment	6	—	n.m.	1	—	n.m.
Interest expense	(153)	(170)	10%	(317)	(340)	7%
Earnings (loss) before income tax	1,486	(257)	678%	3,585	1,489	141%
Income tax expense	399	2	n.m.	959	434	121%
Net earnings (loss)	1,087	(259)	520%	2,626	1,055	149%
Loss attributable to noncontrolling interests	4	6	(33)%	6	3	100%
Net earnings (loss) attributable to Centene Corporation	$1,091	$(253)	531%	$2,632	$1,058	149%

Diluted earnings (loss) per common share attributable to Centene Corporation	$2.19	$(0.51)	529%	$5.30	$2.13	149%

n.m.: not meaningful

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Total Revenues

Total revenues increased 10% in the three months ended June 30, 2026, over the corresponding period in 2025, primarily driven by increased premium tax revenue driven by state pass-through payments, premium yield and membership growth in the PDP business, rate increases in Marketplace and in the Medicaid business to address medical trend, Marketplace risk adjustment revenue transfer for the 2025 and 2026 benefit years, and state directed payments. The increases were partially offset by lower Marketplace and Medicaid membership.

Operating Expenses

Medical Costs/HBR

The HBR for the three months ended June 30, 2026, was 89.6%, compared to 93.0% in the same period in 2025. The consolidated HBR benefited from a lower Marketplace HBR resulting from improved pricing and risk transfer reflecting the acuity of the Marketplace membership. The HBR also decreased due to rate and revenue increases and continued tangible progress in managing medical costs in the Medicaid business. The HBR benefited by the favorable resolution of programmatic elements for the 2025 benefit year in Medicare and was also driven by an increase to the premium deficiency reserve (PDR) in 2025 versus no PDR in 2026 for our Medicare Advantage business as a result of our progression towards profitability.

Cost of Services

Cost of services increased by $88 million in the three months ended June 30, 2026, compared to the corresponding period in 2025. The cost of service ratio for the three months ended June 30, 2026, was 91.9%, compared to 88.2% in the same period in 2025.

Selling, General & Administrative Expenses

The SG&A expense ratio was 7.0% for the second quarter of 2026, compared to 7.1% in the second quarter of 2025. The adjusted SG&A expense ratio was 6.9% for the second quarter of 2026, compared to 7.1% in the second quarter of 2025. The decreases were primarily driven by strong cost management, leveraging of expenses over higher revenues and reduced Marketplace membership, which operates at a meaningfully higher SG&A expense ratio, as well as overall discipline in Marketplace SG&A. The decreases were also driven by growth in the PDP business, which operates at a meaningfully lower SG&A expense ratio as compared to the overall company.

Impairment

During the three months ended June 30, 2025, we recorded total impairment charges of $55 million, driven by an intangible asset impairment related to the wind-down of certain contracts in the Other segment.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended June 30, ($ in millions):

	2026	2025
Investment and other income	$435	$371
Gain on debt extinguishment	6	—
Interest expense	(153)	(170)
Other income (expense), net	$288	$201

Investment and other income. Investment and other income increased by $64 million in the three months ended June 30, 2026, compared to the corresponding period in 2025, primarily driven by higher average investment balances during the quarter partially offset by lower interest rates.

Debt extinguishment. During the three months ended June 30, we repurchased $260 million of par value Senior Notes due 2027 and 2028 through the senior note debt repurchase program, resulting in a $6 million pre-tax gain on the repurchase of the notes.

Interest expense. Interest expense decreased by $17 million in the three months ended June 30, 2026, compared to the corresponding period in 2025.

Income Tax Expense

For the three months ended June 30, 2026, we recorded income tax expense of $399 million on pre-tax earnings of $1.5 billion, or an effective tax rate of 26.9%. For the second quarter of 2026, our effective tax rate on adjusted earnings was 26.5%.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended June 30, ($ in millions):

	2026	2025	% Change
Total Revenues
Medicaid	$31,970	$27,998	14%
Medicare	11,057	9,450	17%
Commercial	9,356	10,070	(7)%
Other	1,196	1,224	(2)%
Consolidated total	$53,579	$48,742	10%
Gross Margin (1)
Medicaid	$1,388	$1,117	24%
Medicare	1,165	863	35%
Commercial	1,947	946	106%
Other	117	92	27%
Consolidated total	$4,617	$3,018	53%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Medicaid

Total revenues increased 14% in the three months ended June 30, 2026, compared to the corresponding period in 2025. The increase in total revenues was primarily driven by pass-through payments and rate increases, partially offset by lower membership primarily due to eligibility redeterminations. Gross margin increased $271 million in the three months ended June 30, 2026, compared to the corresponding period in 2025 primarily driven by rate and revenue increases and continued tangible progress in managing medical costs.

Medicare

Total revenues increased 17% in the three months ended June 30, 2026, compared to the corresponding period in 2025 primarily driven by increased PDP premiums and membership, partially offset by lower Medicare Advantage membership. Gross margin increased $302 million in the three months ended June 30, 2026, compared to the corresponding period in 2025 primarily driven by the favorable resolution of programmatic elements for the 2025 benefit year, rate increases, and an increase to the PDR for our Medicare Advantage business in 2025 versus no PDR in 2026 as a result of our progression towards profitability, partially offset by medical and pharmacy costs.

Commercial

Total revenues decreased 7% in the three months ended June 30, 2026, compared to the corresponding period in 2025 primarily driven by reduced membership in the Marketplace business. Gross margin increased $1.0 billion in the three months ended June 30, 2026, compared to the corresponding period in 2025 primarily driven by rate increases, the current 2026 risk adjustment revenue transfer estimate based on the first round of Wakely relative risk adjustment transfer data and final 2025 risk adjustment revenue transfer, partially offset by reduced membership in the Marketplace business.

Other

Total revenues decreased 2% in the three months ended June 30, 2026, compared to the corresponding period in 2025 primarily driven by the wind-down of certain contracts. Gross margin increased $25 million in the three months ended June 30, 2026, compared to the corresponding period in 2025 primarily driven by improved profitability.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Total Revenues

Total revenues increased 9% in the six months ended June 30, 2026, over the corresponding period in 2025, primarily driven by increased premium tax revenue driven by state pass-through payments, premium yield and membership growth in the PDP business, rate increases in Marketplace and in the Medicaid business to address medical trend, Marketplace risk adjustment revenue transfer for the 2025 and 2026 benefit years, and state directed payments. The increases were partially offset by lower Marketplace and Medicaid membership.

Operating Expenses

Medical Costs/HBR

The HBR for the six months ended June 30, 2026, was 88.4%, compared to 90.2% in the same period in 2025. The consolidated HBR benefited from a lower Marketplace HBR resulting from improved pricing and risk transfer reflecting the acuity of the Marketplace membership. The HBR also decreased due to rate and revenue increases and continued tangible progress in managing medical costs in the Medicaid business. The HBR was benefited by the favorable resolution of programmatic elements for the 2025 benefit year in Medicare. The decreases were partially offset by the decline in Marketplace and Medicaid membership and the corresponding impact on consolidated member mix.

Cost of Services

Cost of services increased by $92 million in the six months ended June 30, 2026, compared to the corresponding period in 2025. The cost of service ratio for the six months ended June 30, 2026, was 91.7%, compared to 89.0% in the same period in 2025.

Selling, General & Administrative Expenses

The SG&A expense ratio for the six months ended June 30, 2026, was 7.3%, compared to 7.5% for the corresponding period in 2025. The adjusted SG&A expense ratio for the six months ended June 30, 2026, was 7.2%, compared to 7.5% for the six months ended June 30, 2025. The decreases were primarily driven by strong cost management, leveraging of expenses over higher revenues and reduced Marketplace membership, which operates at a meaningfully higher SG&A expense ratio, as well as overall discipline in Marketplace SG&A. The decreases were also driven by growth in the PDP business, which operates at a meaningfully lower SG&A expense ratio as compared to the overall company.

Impairment

During the six months ended June 30, 2025, we recorded total impairment charges of $55 million, driven by an intangible asset impairment related to the wind-down of certain contracts in the Other segment.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the six months ended June 30, ($ in millions):

	2026	2025
Investment and other income	$842	$753
Gain on debt extinguishment	1	—
Interest expense	(317)	(340)
Other income (expense), net	$526	$413

Investment and other income. Investment and other income increased by $89 million in the six months ended June 30, 2026, compared to the corresponding period in 2025 primarily driven by higher average investment balances during 2026 partially offset by lower interest rates.

Debt extinguishment. During the six months ended June 30, we repurchased $1.3 billion of par value Senior Notes due 2027 and 2028 through the senior note debt repurchase program, resulting in a $1 million pre-tax gain on the repurchase of the notes.

Interest expense. Interest expense decreased by $23 million in the six months ended June 30, 2026, compared to the corresponding period in 2025.

Income Tax Expense

For the six months ended June 30, 2026, we recorded income tax expense of $959 million on pre-tax earnings of $3.6 billion, or an effective tax rate of 26.8%. For the six months ended June 30, 2026, our effective tax rate on adjusted earnings was 26.5%.

For the six months ended June 30, 2025, we recorded income tax expense of $434 million on pre-tax earnings of $1.5 billion, or an effective tax rate of 29.1%. For the six months ended June 30, 2025, our effective tax rate on adjusted earnings was 28.1%.

Segment Results

The following table summarizes our consolidated operating results by segment for the six months ended June 30, ($ in millions):

	2026	2025	% Change
Total Revenues
Medicaid	$60,855	$54,428	12%
Medicare	21,383	18,209	17%
Commercial	18,912	20,219	(6)%
Other	2,373	2,506	(5)%
Consolidated total	$103,523	$95,362	9%
Gross Margin (1)
Medicaid	$3,006	$2,549	18%
Medicare	2,719	2,067	32%
Commercial	4,305	3,488	23%
Other	237	202	17%
Consolidated total	$10,267	$8,306	24%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Medicaid

Total revenues increased 12% in the six months ended June 30, 2026, compared to the corresponding period in 2025. The increase in total revenues was primarily driven by pass-through payments and rate increases, partially offset by lower membership primarily due to eligibility redeterminations. Gross margin increased $457 million in the six months ended June 30, 2026, compared to the corresponding period in 2025 primarily driven by rate and revenue increases and continued tangible progress in managing medical costs.

Medicare

Total revenues increased 17% in the six months ended June 30, 2026, compared to the corresponding period in 2025, primarily driven by increased PDP premiums and membership, partially offset by lower Medicare Advantage membership. Gross margin increased $652 million in the six months ended June 30, 2026, compared to the corresponding period in 2025 primarily driven by the favorable resolution of programmatic elements for the 2025 benefit year, rate increases, and an increase to the PDR for our Medicare Advantage business in 2025 versus no PDR in 2026 as a result of our progression towards profitability, partially offset by medical and pharmacy costs.

Commercial

Total revenues decreased 6% in the six months ended June 30, 2026, compared to the corresponding period in 2025 primarily driven by reduced membership in the Marketplace business. Gross margin increased $817 million in the six months ended June 30, 2026, compared to the corresponding period in 2025 primarily driven by rate increases, the current 2026 risk adjustment revenue transfer estimate based on the first round of Wakely relative risk adjustment transfer data and final 2025 risk adjustment revenue transfer, partially offset by reduced membership in the Marketplace business.

Other

Total revenues decreased 5% in the six months ended June 30, 2026, compared to the corresponding period in 2025 primarily driven by the wind-down of certain contracts. Gross margin increased $35 million in the six months ended June 30, 2026, compared to the corresponding period in 2025 primarily driven by improved profitability.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$7,956	$3,295
Net cash (used in) investing activities	(264)	(1,428)
Net cash (used in) financing activities	(1,322)	(1,424)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$6,370	$443

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our Revolving Credit Facility. Operating activities provided cash of $8.0 billion in the six months ended June 30, 2026, compared to providing cash of $3.3 billion in the comparable period in 2025.

Cash flows provided by operations in 2026 were primarily driven by net earnings and the timing of pass-through and other payments. Cash flows provided by operations in 2025 were primarily driven by net earnings and improved pharmacy rebate remittance timing.

Cash Flows (Used in) Investing Activities

Investing activities used cash of $264 million in the six months ended June 30, 2026, compared to using cash of $1.4 billion in the comparable period in 2025. Cash flows used by investing activities in the six months ended June 30, 2026 were driven primarily by capital expenditures partially offset by net reductions to the investment portfolio of our regulated subsidiaries (including transfers to and from cash and cash equivalents to long-term investments). Cash flows used in investing activities in the six months ended June 30, 2025 were driven primarily by net additions to the investment portfolio of our regulated subsidiaries (including transfers to and from cash and cash equivalents to long-term investments) and capital expenditures.

We spent $374 million and $343 million in the six months ended June 30, 2026 and 2025, respectively, on capital expenditures, the majority of which was driven by system enhancements and computer hardware.

As of June 30, 2026, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.2 years. At June 30, 2026, we had unregulated cash and investments of $1.8 billion, including $885 million of cash and cash equivalents and $946 million of investments. Of the $885 million unregulated cash and cash equivalents, $715 million was available for general corporate use at June 30, 2026. Unregulated cash and investments at December 31, 2025, was $1.5 billion, including $553 million of cash and cash equivalents and $925 million of investments. Of the $553 million unregulated cash and cash equivalents, $400 million was available for general corporate use at December 31, 2025.

Cash Flows (Used in) Financing Activities

Financing activities used cash of $1.3 billion in the six months ended June 30, 2026, compared to using cash of $1.4 billion in the comparable period in 2025. Financing activities in 2026 were primarily driven by debt repurchases of $1.3 billion.

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

During the second quarter of 2026, we made no repurchases under the stock repurchase program. We have $1.8 billion available under the program for repurchases as of June 30, 2026. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. Refer to Note 12. Stockholders' Equity in our 2025 Annual Report on Form 10-K for further information on stock repurchases.

As of June 30, 2026, we had an aggregate principal amount of $14.2 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain restrictive covenants. As of June 30, 2026, we were in compliance with all covenants.

As part of our capital allocation strategy, we may decide to repurchase debt or raise capital through the issuance of debt. In 2022, the Company's Board of Directors authorized a $1.0 billion senior note debt repurchase program. In February and May 2026, our Board of Directors authorized increases under the program of $1.0 billion and $750 million, respectively. During the six months ended June 30, 2026, we repurchased $1.3 billion of our par value senior notes. As of June 30, 2026, there was $981 million available under the senior note debt repurchase program. In July 2026, we repurchased an additional $53 million of our par value Senior Notes due 2028 for $50 million through the debt repurchase program. Refer to Note 8. Debt for further information regarding the issuance and redemption of senior notes.

The credit agreement underlying our Revolving Credit Facility, in the principal amount of $4.0 billion, and Term Loan Facility, in the principal amount of $2.0 billion, contains customary covenants as well as financial covenants including a debt-to-capital ratio. Our maximum debt-to-capital ratio under the credit agreement may not exceed 0.60 to 1.00. As of June 30, 2026, we had no borrowing outstanding under our Revolving Credit Facility, $2.0 billion of borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of June 30, 2026, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-capital ratio.

We had outstanding letters of credit of $113 million as of June 30, 2026, which were not part of our Revolving Credit Facility. The letters of credit bore weighted interest of 0.7% as of June 30, 2026. In addition, we had outstanding surety bonds of $784 million as of June 30, 2026.

At June 30, 2026, our debt-to-capital ratio, defined as total debt divided by the sum of total debt and total equity, was 41.6%, compared to 46.5% at December 31, 2025. The debt-to-capital ratio decrease was driven by net earnings and senior note repurchases of $1.3 billion. We utilize the debt-to-capital ratio as a measure, among others, of our leverage and financial flexibility.

At June 30, 2026, we had working capital, defined as current assets less current liabilities, of $5.9 billion, compared to $3.7 billion at December 31, 2025. We manage our short-term and long-term investments aiming to ensure a sufficient portion of the portfolio is highly liquid and can be sold to fund short-term requirements as needed.

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

Future Expectations

During the remainder of 2026, we expect net dividends of approximately $600 million from our insurance subsidiaries and to spend approximately $400 million in additional capital expenditures primarily associated with system enhancements and computer hardware and software.

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

As of June 30, 2026, there were $2.7 billion of 2025 plan year stand-alone Part D risk-sharing programs receivables outstanding eligible for the February 2026 Receivable Purchase Agreement which continue to be recognized in the Consolidated Balance Sheets. As of June 30, 2026, the remaining outstanding purchase amount permitted was $3.25 billion.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the six months ended June 30, 2026, we received dividends of $1.2 billion from and made $584 million of capital contributions to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate risk-based capital (RBC) level as of December 31, 2025, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We expect to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2026.

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

The NAIC has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of June 30, 2026, each of our health plans was in compliance with the RBC requirements enacted in those states.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of June 30, 2026, we had short-term investments of $2.9 billion and long-term investments of $17.8 billion, including restricted deposits of $1.5 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government-sponsored obligations, life insurance contracts, asset-backed securities, and equity securities, and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states' requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at June 30, 2026, the fair value of our fixed income investments would decrease by approximately $618 million.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2005, the Company's Board of Directors announced a stock repurchase program, which was most recently increased in December 2023. The Company is authorized to repurchase up to $10.0 billion, inclusive of past authorizations, of which $1.8 billion is available as of June 30, 2026.

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

Issuer Purchases of Equity Securities Second Quarter 2026 (Shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions) (2)
April 1, 2026 - April 30, 2026	13	$35.24	—	$1,830
May 1, 2026 - May 31, 2026	4	57.25	—	1,830
June 1, 2026 - June 30, 2026	5	57.86	—	1,830
Total	22	$44.03	—	$1,830

(1)	Represents 22 thousand shares relinquished to the Company by certain employees for payment of taxes.
(2)	A remaining amount of $1.8 billion is available under the stock repurchase program as of June 30, 2026.

Item 5. Other Information

(a) On July 27, 2026, the Company committed to accept employees' offers to participate in a voluntary separation program, which qualifies as a plan of termination described in FASB ASC paragraph 420-10-25-4, under which material charges are expected to be incurred.

During the remainder of 2026, the Company estimates it will record severance costs of approximately $315 million to $365 million primarily in connection with the program. The Company may incur additional charges in 2027 in connection with enterprise optimization initiatives; however, at this time the Company is unable in good faith to estimate the amount or range of amounts of any such charges or the related cash expenditures. The estimates described above are subject to a number of assumptions and actual amounts incurred may differ materially from such estimates. See "Cautionary Statement on Forward-Looking Statements."

(b) None.

(c) During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT NUMBER		DESCRIPTION

10.1	*	Non-Employee Director Compensation Policy

10.2	*	Form of Non-Employee Director Restricted Stock Agreement

31.1		Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	#	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104		Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of July 28, 2026.

CENTENE CORPORATION

By:	/s/ SARAH M. LONDON
Chief Executive Officer (principal executive officer)

By:	/s/ ANDREW L. ASHER
Executive Vice President, Chief Financial Officer (principal financial officer)

By:	/s/ THEODORE J. PIENKOS
Corporate Controller and Chief Accounting Officer (principal accounting officer)