Form 10-Q
period 2026-09-30
CENTENE CORP
filed 2026-10-27
CIK 1071739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 23, 2026, the registrant had 495,068 thousand shares of common stock outstanding.

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

The tables below provide reconciliations of non-GAAP items ($ in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP net earnings (loss) attributable to Centene	$(71)	$(6,631)	$2,561	$(5,573)
Amortization of acquired intangible assets	161	170	488	516
Acquisition and divestiture related expenses	—	—	—	1
Other adjustments (1)	307	6,754	360	6,815
Income tax effects of adjustments (2)	(107)	(48)	(199)	(148)
Adjusted net earnings	$290	$245	$3,210	$1,611

GAAP diluted earnings (loss) per share attributable to Centene	$(0.14)	$(13.50)	$5.15	$(11.29)
Amortization of acquired intangible assets	0.33	0.35	0.98	1.05
Other adjustments (1)	0.62	13.75	0.72	13.81
Income tax effects of adjustments (2)	(0.22)	(0.10)	(0.40)	(0.30)
Effect of basic to diluted shares (3)	(0.01)	—	—	(0.01)
Adjusted diluted earnings per share (EPS)	$0.58	$0.50	$6.45	$3.26
(1) Other adjustments include the following pre-tax items:
2026:
(a) for the three months ended September 30, 2026: severance costs due to enterprise optimization and contract exits of $276 million, or $0.56 per share ($0.42 after-tax), enterprise optimization third-party vendor costs of $35 million, or $0.07 per share ($0.06 after-tax), a net gain on real estate transactions of $18 million, or $0.04 per share ($0.03 after-tax), an additional loss associated with a prior divestiture of $15 million, or $0.03 per share ($0.03 after-tax), and a net gain on debt extinguishment of $1 million, or $0.00 per share ($0.00 after-tax);

(b) for the nine months ended September 30, 2026: severance costs due to enterprise optimization and contract exits of $294 million, or $0.59 per share ($0.45 after-tax), enterprise optimization third-party vendor costs of $85 million, or $0.17 per share ($0.13 after-tax), a net gain on real estate transactions of $22 million, or $0.05 per share ($0.04 after-tax), an additional loss associated with a prior divestiture of $15 million, or $0.03 per share ($0.03 after-tax), a gain on sale of a provider network in the Other segment of $10 million, or $0.02 per share ($0.02 after-tax), and a net gain on debt extinguishment of $2 million, or $0.00 per share ($0.00 after-tax);
2025:
(a) for the three months ended September 30, 2025: goodwill impairment of $6,723 million, or $13.69 per share ($13.67 after-tax), real estate impairment of $22 million, or $0.04 per share ($0.04 after-tax), and exit costs related to the wind-down of certain contracts in the Other segment of $9 million, or $0.02 per share ($0.02 after-tax);

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

(3) Reflects the $0.01 impact of using 499,436 thousand shares in the calculation of adjusted diluted EPS for the three months ended September 30, 2026. The additional 5,293 thousand shares for the three months ended September 30, 2026, were excluded from the calculation of the GAAP net loss per share and related adjustments due to their anti-dilutive effect.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

GAAP selling, general and administrative expenses	$3,235	$3,145	$9,735	$9,534
Less:
Acquisition and divestiture related expenses	—	—	—	1
Severance	276	9	294	9
Enterprise optimization costs	35	—	85	—
Real estate transaction costs	—	2	—	2
Adjusted selling, general and administrative expenses	$2,924	$3,134	$9,356	$9,522

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares in thousands and per share data in dollars)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,700	$17,888
Premium and trade receivables	20,329	18,105
Short-term investments	2,886	2,432
Other current assets	1,546	1,945
Total current assets	45,461	40,370
Long-term investments	14,794	17,035
Restricted deposits	1,470	1,412
Property, software and equipment, net	2,109	2,037
Goodwill	10,835	10,835
Intangible assets, net	4,042	4,530
Other long-term assets	569	528
Total assets	$79,280	$76,747
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Medical claims liability	$21,495	$20,544
Accounts payable and accrued expenses	15,459	13,796
Return of premium payable	1,346	1,592
Unearned revenue	680	736
Current portion of long-term debt	88	50
Total current liabilities	39,068	36,718
Long-term debt	15,454	17,351
Deferred tax liability	719	833
Other long-term liabilities	1,732	1,789
Total liabilities	56,973	56,691
Commitments and contingencies
Redeemable noncontrolling interests	24	23
Stockholders' equity:
Preferred stock, $0.001 par value; authorized 10,000 shares; no shares issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; authorized 800,000 shares; 626,679 issued and 494,973 outstanding at September 30, 2026, and 623,463 issued and 491,757 outstanding at December 31, 2025	1	1
Additional paid-in capital	20,926	20,777
Accumulated other comprehensive (loss)	(514)	(58)
Retained earnings	11,235	8,674
Treasury stock, at cost (131,706 and 131,706 shares, respectively)	(9,441)	(9,441)
Total Centene stockholders' equity	22,207	19,953
Nonredeemable noncontrolling interest	76	80
Total stockholders' equity	22,283	20,033
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$79,280	$76,747
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Premium	$44,370	$44,126	$131,839	$127,578
Service	735	772	2,296	2,276
Premium and service revenues	45,105	44,898	134,135	129,854
Premium tax	5,542	4,792	20,035	15,198
Total revenues	50,647	49,690	154,170	145,052
Expenses:
Medical costs	41,128	40,902	118,460	116,213
Cost of services	675	651	2,106	1,990
Selling, general and administrative expenses	3,235	3,145	9,735	9,534
Depreciation expense	138	147	411	430
Amortization of acquired intangible assets	161	170	488	516
Premium tax expense	5,617	4,886	20,218	15,449
Impairment	—	6,743	—	6,798
Total operating expenses	50,954	56,644	151,418	150,930
Earnings (loss) from operations	(307)	(6,954)	2,752	(5,878)
Other income (expense):
Investment and other income	333	450	1,175	1,203
Gain on debt extinguishment	1	—	2	—
Interest expense	(149)	(170)	(466)	(510)
Earnings (loss) before income tax	(122)	(6,674)	3,463	(5,185)
Income tax (benefit) expense	(57)	(42)	902	392
Net earnings (loss)	(65)	(6,632)	2,561	(5,577)
(Earnings) loss attributable to noncontrolling interests	(6)	1	—	4
Net earnings (loss) attributable to Centene Corporation	$(71)	$(6,631)	$2,561	$(5,573)

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$(0.14)	$(13.50)	$5.19	$(11.29)
Diluted earnings (loss) per common share	$(0.14)	$(13.50)	$5.15	$(11.29)

Weighted average number of common shares outstanding:
Basic	494,143	491,141	493,351	493,644
Diluted	494,143	491,141	497,643	493,644

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net earnings (loss)	$(65)	$(6,632)	$2,561	$(5,577)
Change in unrealized gain (loss) on investments	(507)	172	(686)	524
Change in unrealized gain (loss) on investments, tax effect	129	(41)	171	(123)
Change in unrealized gain (loss) on investments, net of tax	(378)	131	(515)	401
Reclassification adjustment, net of tax	58	—	59	3
Other comprehensive earnings (loss)	(320)	131	(456)	404
Comprehensive earnings (loss)	(385)	(6,501)	2,105	(5,173)
Comprehensive (earnings) loss attributable to noncontrolling interests	(6)	1	—	4
Comprehensive earnings (loss) attributable to Centene Corporation	$(391)	$(6,500)	$2,105	$(5,169)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except shares in thousands and per share data in dollars)
(Unaudited)

Three and Nine Months Ended September 30, 2026

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2025	623,463	$1	$20,777	$(58)	$8,674	131,706	$(9,441)	$80	$20,033
Comprehensive Earnings (Loss):
Net earnings (loss)	—	—	—	—	1,541	—	—	(4)	1,537
Other comprehensive loss, net of $(35) tax	—	—	—	(113)	—	—	—	—	(113)
Common stock issued for employee benefit plans	2,880	—	9	—	—	—	—	—	9
Common stock repurchases	(866)	—	(30)	—	—	—	—	—	(30)
Stock compensation expense	—	—	67	—	—	—	—	—	67
Contribution to non-redeemable non-controlling interest	—	—	—	—	—	—	—	(1)	(1)
Balance, March 31, 2026	625,477	$1	$20,823	$(171)	$10,215	131,706	$(9,441)	$75	$21,502
Comprehensive Earnings (Loss):
Net earnings (loss)	—	—	—	—	1,091	—	—	(3)	1,088
Other comprehensive loss, net of $(7) tax	—	—	—	(23)	—	—	—	—	(23)
Common stock issued for employee benefit plans	238	—	9	—	—	—	—	—	9
Common stock repurchases	(22)	—	(1)	—	—	—	—	—	(1)
Stock compensation expense	—	—	59	—	—	—	—	—	59
Balance, June 30, 2026	625,693	$1	$20,890	$(194)	$11,306	131,706	$(9,441)	$72	$22,634
Comprehensive Earnings (Loss):
Net earnings (loss)	—	—	—	—	(71)	—	—	4	(67)
Other comprehensive loss, net of $(111) tax	—	—	—	(320)	—	—	—	—	(320)
Common stock issued for employee benefit plans	1,339	—	8	—	—	—	—	—	8
Common stock repurchases	(353)	—	(24)	—	—	—	—	—	(24)
Stock compensation expense	—	—	52	—	—	—	—	—	52
Balance, September 30, 2026	626,679	$1	$20,926	$(514)	$11,235	131,706	$(9,441)	$76	$22,283

Three and Nine Months Ended September 30, 2025

	Centene Stockholders' Equity
	Common Stock					Treasury Stock
	$0.001 Par Value Shares	Amt	Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	$0.001 Par Value Shares	Amt	Noncontrolling Interest	Total
Balance, December 31, 2024	620,195	$1	$20,562	$(504)	$15,348	124,288	$(8,997)	$90	$26,500
Comprehensive Earnings (Loss):
Net earnings (loss)	—	—	—	—	1,311	—	—	1	1,312
Other comprehensive earnings, net of $50 tax	—	—	—	167	—	—	—	—	167
Common stock issued for employee benefit plans	2,316	—	10	—	—	—	—	—	10
Common stock repurchases	—	—	—	—	—	705	(41)	—	(41)
Stock compensation expense	—	—	59	—	—	—	—	—	59
Balance, March 31, 2025	622,511	$1	$20,631	$(337)	$16,659	124,993	$(9,038)	$91	$28,007
Comprehensive Earnings (Loss):
Net earnings (loss)	—	—	—	—	(253)	—	—	(5)	(258)
Other comprehensive earnings, net of $33 tax	—	—	—	106	—	—	—	—	106
Common stock issued for employee benefit plans	393	—	9	—	—	—	—	—	9
Common stock repurchases	(70)	—	(4)	—	—	6,713	(403)	—	(407)
Stock compensation expense	—	—	35	—	—	—	—	—	35
Balance, June 30, 2025	622,834	$1	$20,671	$(231)	$16,406	131,706	$(9,441)	$86	$27,492
Comprehensive Earning (Loss):
Net earnings (loss)	—	—	—	—	(6,631)	—	—	(2)	(6,633)
Other comprehensive earnings, net of $40 tax	—	—	—	131	—	—	—	—	131
Common stock issued for employee benefit plans	297	—	10	—	—	—	—	—	10
Common stock repurchases	(11)	—	(1)	—	—	—	—	—	(1)
Stock compensation expense	—	—	52	—	—	—	—	—	52
Purchase of redeemable noncontrolling interests	—	—	(19)	—	—	—	—	—	(19)
Balance, September 30, 2025	623,120	$1	$20,713	$(100)	$9,775	131,706	$(9,441)	$84	$21,032

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net earnings (loss)	$2,561	$(5,577)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	899	946
Stock compensation expense	178	146
Impairment	—	6,798
(Gain) loss on debt extinguishment	(2)	—
Deferred income taxes	35	13
(Gain) loss on divestitures, net	15	10
Changes in assets and liabilities
Premium and trade receivables	(2,262)	(3,338)
Other assets	403	(245)
Medical claims liabilities	1,024	3,176
Unearned revenue	(56)	(5)
Accounts payable and accrued expenses	1,178	2,681
Other long-term liabilities	163	38
Other operating activities, net	151	8
Net cash provided by operating activities	4,287	4,651
Cash flows from investing activities:
Capital expenditures	(568)	(554)
Purchases of investments	(3,511)	(3,765)
Sales and maturities of investments	4,728	4,131
Divestiture proceeds, net of divested cash	3	—
Net cash provided by (used in) investing activities	652	(188)
Cash flows from financing activities:
Proceeds from long-term debt	—	750
Payments and repurchases of long-term debt	(1,872)	(1,708)
Common stock repurchases	(57)	(473)
Proceeds from common stock issuances	26	29
Purchase of noncontrolling interest	—	(19)
Other financing activities, net	(3)	(13)
Net cash (used in) financing activities	(1,906)	(1,434)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	3,033	3,029
Cash and cash equivalents reclassified (to) held for sale	(103)	—
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	17,957	14,156
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$20,887	$17,185
Supplemental disclosures of cash flow information:
Interest paid	$438	$458
Income taxes paid, net	$15	$540

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:
	September 30,
	2026	2025
Cash and cash equivalents	$20,700	$17,058
Restricted cash and cash equivalents, included in restricted deposits	187	127
Total cash, cash equivalents and restricted cash and cash equivalents	$20,887	$17,185

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

The Company had approximately $1,635 million and $1,182 million of pass-through payments from its state partners included in accounts payable and accrued expenses in the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. The payments received in the third quarter of 2026 will be passed through to recipients primarily during the fourth quarter.

The Company had approximately $4,500 million of pass-through payments from its state partners included in accounts payable and accrued expenses in the Consolidated Balance Sheets as of June 30, 2026. As expected, the payments received in the second quarter of 2026 were passed through to recipients during the third quarter, which contributed to the quarter-to-date operating cash flow use of $3,669 million.

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

In September 2025, the FASB issued ASU 2025-06 – Intangibles – Goodwill and Other – Internal-Use Software. The standard update modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs by removing stage-based and linear capitalization rules and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The standard update is effective for fiscal years and interim periods beginning after December 15, 2027, with early adoption permitted. The standard update is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

2. Acquisitions and Divestitures

Magellan Health

In December 2025, the Company signed a definitive agreement to sell the remaining Magellan Health businesses, which is included in the Other segment. As of September 30, 2026, the assets and liabilities of Magellan Health were considered held for sale resulting in $312 million of assets held for sale in other current assets and $312 million of liabilities held for sale in accounts payable and accrued expenses in the Consolidated Balance Sheet. The majority of the held for sale assets were previously reported as cash and cash equivalents, premium and trade receivables, property, software and equipment and intangible assets. The majority of the liabilities were previously reported as medical claims liabilities and accounts payable and accrued expenses.

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

Receivables sold under the February 2026 Receivable Purchase Agreement represent eligible amounts arising from prescription drug events that have been estimated to be included in the CMS settlement for the 2025 plan year, which the Company anticipates occurring during the fourth quarter of 2026. The purchase price for each purchased receivable portion equals the net estimated invoice amount of such portion minus the discount, which is determined by reference to the Secured Overnight Financing Rate (SOFR) plus a spread. The Company acts as a servicer for the transferred receivables. As of September 30, 2026, the Company did not record a servicing asset or liability related to its retained responsibility, based on its assessment of the servicing fee, market values for similar transactions, and its cost of servicing the receivables sold. The February 2026 Receivable Purchase Agreement is without recourse for credit losses related to the financial condition of CMS.

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

As of September 30, 2026, there were $2,668 million of 2025 plan year stand-alone Part D risk-sharing programs receivables outstanding eligible for the February 2026 Receivable Purchase Agreement, which continue to be recognized in the Consolidated Balance Sheets. As of September 30, 2026, the remaining outstanding purchase amount permitted was $3,250 million.

The Company anticipates the settlement of the $1,000 million participating interest of 2025 plan year stand-alone Part D risk-sharing programs receivables with the purchaser during the fourth quarter of 2026.

4. Short-term and Long-term Investments, Restricted Deposits

Short-term and long-term investments and restricted deposits by investment type consist of the following ($ in millions):

	September 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$568	$—	$(9)	$559	$533	$3	$(1)	$535
Corporate securities	10,518	8	(346)	10,180	10,642	166	(146)	10,662
Restricted certificates of deposit	1	—	—	1	1	—	—	1
Restricted cash equivalents	187	—	—	187	69	—	—	69
Short-term time deposits	72	—	—	72	205	—	—	205
Municipal securities	3,191	—	(132)	3,059	3,790	37	(69)	3,758
Asset-backed securities	1,387	2	(24)	1,365	1,656	20	(10)	1,666
Residential mortgage-backed securities	1,641	—	(142)	1,499	1,763	21	(70)	1,714
Commercial mortgage-backed securities	1,037	1	(41)	997	1,156	9	(29)	1,136
Equity securities	1	—	—	1	1	—	—	1
Private equity investments	1,001	—	—	1,001	915	—	—	915
Life insurance contracts	229	—	—	229	217	—	—	217
Total	$19,833	$11	$(694)	$19,150	$20,948	$256	$(325)	$20,879

The Company's investments are debt securities classified as available-for-sale with the exception of equity securities, certain private equity investments and life insurance contracts. Private equity investments include direct investments in private equity securities as well as private equity funds. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets with a focus on high credit quality securities. The Company limits the size of investment in any single issuer other than U.S. treasury securities and obligations of U.S. government corporations and agencies. As of September 30, 2026, 99% of the Company's investments in rated securities carry an investment grade rating by nationally recognized statistical rating organizations. At September 30, 2026, the Company held certificates of deposit, equity securities, private equity investments and life insurance contracts, which did not carry a credit rating. Accrued interest income on available-for-sale debt securities was $171 million and $180 million at September 30, 2026 and December 31, 2025, respectively, and is included in other current assets in the Consolidated Balance Sheets.

The Company's residential mortgage-backed securities are primarily issued by the Federal National Mortgage Association, Government National Mortgage Association or Federal Home Loan Mortgage Corporation, which carry implicit or explicit guarantees of the U.S. government. The Company's commercial mortgage-backed securities are primarily senior tranches with a weighted average rating of AA+ and a weighted average duration of 3 years at September 30, 2026.

The fair value of available-for-sale debt securities with gross unrealized losses by investment type and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in millions):

	September 30, 2026				December 31, 2025
	Less Than 12 Months		12 Months or More		Less Than 12 Months		12 Months or More
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$(9)	$493	$—	$14	$—	$88	$(1)	$43
Corporate securities	(198)	6,660	(148)	2,156	(2)	464	(144)	3,226
Municipal securities	(60)	1,808	(72)	984	(1)	241	(68)	1,550
Asset-backed securities	(13)	835	(11)	107	(2)	114	(8)	180
Residential mortgage-backed securities	(59)	1,070	(83)	428	—	120	(70)	687
Commercial mortgage-backed securities	(13)	450	(28)	335	—	156	(29)	480
Total	$(352)	$11,316	$(342)	$4,024	$(5)	$1,183	$(320)	$6,166

As of September 30, 2026, the gross unrealized losses were generated from 5,281 positions out of a total of 5,851 positions. The change in fair value of available-for-sale debt securities is primarily a result of movement in interest rates subsequent to the purchase of the security.

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

The contractual maturities of short-term and long-term debt securities and restricted deposits are as follows ($ in millions):

	September 30, 2026				December 31, 2025
	Investments		Restricted Deposits		Investments		Restricted Deposits
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,681	$2,663	$442	$440	$2,201	$2,190	$464	$464
One year through five years	6,158	5,940	686	664	7,266	7,219	574	566
Five years through ten years	4,052	3,859	349	331	4,198	4,252	334	339
Greater than ten years	133	126	36	35	160	157	43	43
Asset-backed securities	4,065	3,861	—	—	4,575	4,516	—	—
Total	$17,089	$16,449	$1,513	$1,470	$18,400	$18,334	$1,415	$1,412

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

The following table summarizes fair value measurements by level at September 30, 2026, for assets and liabilities measured at fair value on a recurring basis ($ in millions):

	Level I	Level II	Level III	Total
Assets
Cash and cash equivalents	$20,700	$—	$—	$20,700
Investments:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53	$—	$—	$53
Corporate securities	—	10,141	—	10,141
Municipal securities	—	2,322	—	2,322
Short-term time deposits	—	72	—	72
Asset-backed securities	—	1,365	—	1,365
Residential mortgage-backed securities	—	1,499	—	1,499
Commercial mortgage-backed securities	—	997	—	997
Equity securities	—	1	—	1
Total investments	$53	$16,397	$—	$16,450
Restricted deposits:
Cash and cash equivalents	$187	$—	$—	$187
U.S. Treasury securities and obligations of U.S. government corporations and agencies	506	—	—	506
Corporate securities	—	39	—	39
Certificates of deposit	—	1	—	1
Municipal securities	—	737	—	737
Total restricted deposits	$693	$777	$—	$1,470
Total assets at fair value	$21,446	$17,174	$—	$38,620

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

The Company utilizes matrix-pricing services to estimate fair value for securities which are not actively traded on the measurement date. The Company designates these securities as Level II fair value measurements. In addition, the aggregate carrying amount of the Company's private equity investments and life insurance contracts, which approximates fair value, was $1,230 million and $1,132 million as of September 30, 2026 and December 31, 2025, respectively.

6. Medical Claims Liability

The following table summarizes the change in medical claims liability for the nine months ended September 30, 2026 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2026	$10,375	$4,401	$5,683	$85	$20,544
Less: Reinsurance recoverable	16	—	60	—	76
Balance, January 1, 2026, net	10,359	4,401	5,623	85	20,468
Incurred related to:
Current year	66,889	29,496	22,827	1,108	120,320
Prior years	(1,101)	(268)	(478)	(13)	(1,860)
Total incurred	65,788	29,228	22,349	1,095	118,460
Paid related to:
Current year	56,197	25,236	18,504	1,100	101,037
Prior years	8,300	3,773	4,303	70	16,446
Total paid	64,497	29,009	22,807	1,170	117,483
Balance, September 30, 2026, net	11,650	4,620	5,165	10	21,445
Plus: Reinsurance recoverable	15	—	35	—	50
Balance, September 30, 2026	$11,665	$4,620	$5,200	$10	$21,495

The following table summarizes the change in medical claims liability for the nine months ended September 30, 2025 ($ in millions):

	Medicaid	Medicare	Commercial	Other	Consolidated Total
Balance, January 1, 2025	$10,299	$3,358	$4,463	$188	$18,308
Less: Reinsurance recoverable	18	—	47	—	65
Balance, January 1, 2025, net	10,281	3,358	4,416	188	18,243
Incurred related to:
Current year	64,181	25,306	27,111	1,597	118,195
Prior years	(1,143)	(501)	(504)	(24)	(2,172)
Total incurred	63,038	24,805	26,607	1,573	116,023
Paid related to:
Current year	53,764	21,544	22,201	1,426	98,935
Prior years	8,229	2,461	3,250	161	14,101
Total paid	61,993	24,005	25,451	1,587	113,036
Plus: Premium deficiency reserve	—	190	—	—	190
Balance, September 30, 2025, net	11,326	4,348	5,572	174	21,420
Plus: Reinsurance recoverable	17	—	56	—	73
Balance, September 30, 2025	$11,343	$4,348	$5,628	$174	$21,493

Reinsurance recoverables related to medical claims are included in premium and trade receivables. Changes in estimates of incurred claims for prior years are primarily attributable to reserving under moderately adverse conditions. Additionally, as a result of development within "Incurred related to: Prior years," the Company recorded $35 million and $86 million as a reduction to premium revenue in the nine months ended September 30, 2026 and 2025, respectively, for minimum medical loss ratio (MLR) and other return of premium programs.

Incurred but not reported (IBNR) plus expected development on reported claims as of September 30, 2026 was $12,184 million. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported, development on reported claims and estimates for the costs necessary to process unpaid claims at the end of each period. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

The Company reviews actual and anticipated experience compared to the assumptions used to establish medical costs. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with the method of acquiring, servicing and measuring the profitability of such contracts and expected investment income is excluded. In December 2024, the Company recorded a premium deficiency reserve of $92 million related to the 2025 Medicare Advantage contract year, which was increased to $270 million in the first quarter of 2025 and to $389 million in the second quarter of 2025 and decreased by $107 million to $282 million in the third quarter of 2025 based on the progression of earnings during the year (with higher earnings at the beginning of the year and lower at the end of the year, given cost sharing progression), including anticipated impacts of the Inflation Reduction Act to the Part D benefit within the Company's Medicare Advantage business. As of September 2026, the Company did not record a premium deficiency reserve related to the 2026 Medicare Advantage contract year.

7. Affordable Care Act

The Affordable Care Act established risk spreading premium stabilization programs as well as a minimum annual MLR and cost sharing reductions.

The Company's net receivables (payables) for each of the programs are as follows ($ in millions):

	September 30, 2026	December 31, 2025
Risk adjustment receivable	$2,334	$1,449
Risk adjustment payable	(1,353)	(2,087)
Minimum medical loss ratio	(32)	(294)
Cost sharing reduction receivable	7	13
Cost sharing reduction payable	(24)	(15)
In June 2026, CMS announced the final risk adjustment transfers for the 2025 benefit year. As a result of the announcement, the risk adjustment net payable was reduced by $541 million. After consideration of minimum MLR and other related impacts, the net pre-tax benefit recognized was $480 million in the nine months ended September 30, 2026.

8. Debt

Debt consists of the following ($ in millions):

	September 30, 2026	December 31, 2025
$2,500 million 4.25% Senior Notes due December 15, 2027	$568	$2,211
$2,300 million 2.45% Senior Notes due July 15, 2028	2,101	2,302
$3,500 million 4.625% Senior Notes due December 15, 2029	3,277	3,277
$2,000 million 3.375% Senior Notes due February 15, 2030	2,000	2,000
$2,200 million 3.00% Senior Notes due October 15, 2030	2,200	2,200
$2,200 million 2.50% Senior Notes due March 1, 2031	2,200	2,200
$1,300 million 2.625% Senior Notes due August 1, 2031	1,300	1,300
Total senior notes	13,646	15,490
Term Loan Facility	1,963	2,000
Debt issuance costs	(67)	(89)
Total debt	15,542	17,401
Less: current portion	(88)	(50)
Long-term debt	$15,454	$17,351

Senior Notes

Senior Notes due December 15, 2027

During the three and nine months ended September 30, 2026, the Company repurchased $500 million and $1,647 million, respectively, of its par value Senior Notes due 2027 through the Company's senior note debt repurchase program. During the three and nine months ended September 30, 2026, the Company recognized a $2 million and $7 million pre-tax loss, respectively, on the repurchase of the notes, including the impact of unamortized debt discount and issuance costs of $2 million and $7 million, respectively. In October 2026, the Company redeemed in full at par the remaining $569 million of its par value Senior Notes due 2027 through the debt repurchase program.

Senior Notes due July 15, 2028

During the three and nine months ended September 30, 2026, the Company repurchased $58 million and $200 million, respectively of its par value Senior Notes due 2028 for $55 million and $190 million, respectively, through the Company's senior note debt repurchase program. The Company recognized a $3 million and $9 million pre-tax gain on the repurchase of the notes, during the three and nine months ended September 30, 2026, respectively. The nine months ended September 30, 2026 included the impact of unamortized debt premium and issuance costs of $1 million.

Senior Note Debt Repurchase Program

In June 2022, the Company's Board of Directors authorized a $1,000 million senior note debt repurchase program in preparation for future debt reductions as part of the Company's strategic initiatives, which was increased by $1,000 million in February 2026 and by $750 million in May 2026. During the nine months ended September 30, 2026, the Company repurchased $1,847 million of its par value Senior Notes due 2027 and 2028 for an aggregate amount of $1,837 million, as described above. As of September 30, 2026, there was $426 million available under the senior note debt repurchase program.

In October 2026, the debt repurchase program was increased by $2,000 million and subsequently the Company redeemed in full the remaining $569 million of its par value Senior Notes due 2027 for $569 million through the debt repurchase program. Reflecting the increase in authorization and subsequent repurchase, there was $1,857 million available under the senior note debt repurchase program as of October 27, 2026.

9. Earnings Per Share

The following table sets forth the calculation of basic and diluted net earnings (loss) per common share ($ in millions, except per share data in dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Earnings (loss) attributable to Centene Corporation	$(71)	$(6,631)	$2,561	$(5,573)

Shares used in computing per share amounts:
Weighted average number of common shares outstanding	494,143	491,141	493,351	493,644
Common stock equivalents (as determined by applying the treasury stock method)	—	—	4,292	—
Weighted average number of common shares and potential dilutive common shares outstanding	494,143	491,141	497,643	493,644

Net earnings (loss) per common share attributable to Centene Corporation:
Basic earnings (loss) per common share	$(0.14)	$(13.50)	$5.19	$(11.29)
Diluted earnings (loss) per common share	$(0.14)	$(13.50)	$5.15	$(11.29)

The calculation of diluted loss per common share for the three months ended September 30, 2026 excludes 5,553 thousand shares related to stock options and restricted stock units as their effect would have been anti-dilutive due to the net loss for the quarter. The calculation of diluted loss per common share for the three months ended September 30, 2025 excludes 6,930 thousand shares related to stock options and restricted stock units as their effect would have been anti-dilutive due to the net loss for the quarter.

The calculation of diluted earnings per common share for the nine months ended September 30, 2026 excludes 907 thousand shares related to anti-dilutive stock options and restricted stock units. The calculation of diluted loss per common share for the nine months ended September 30, 2025 excludes 5,302 thousand shares related to stock options and restricted stock units as their effect would have been anti-dilutive due to the net loss for the nine month period.

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

Segment information for the three months ended September 30, 2026, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$24,004	$11,263	$8,699	$404	$44,370
Service	35	—	1	699	735
Premium and service revenues	24,039	11,263	8,700	1,103	45,105
Premium tax	5,542	—	—	—	5,542
Total external revenues	29,581	11,263	8,700	1,103	50,647
Internal revenues	—	—	—	3,749	3,749
Eliminations	—	—	—	(3,749)	(3,749)
Total revenues	$29,581	$11,263	$8,700	$1,103	$50,647

Medical costs	$22,476	$10,564	$7,742	$346	$41,128
Cost of services	35	—	—	640	675
Other operating expenses (1)					9,151
Other income (expense) (2)					185
(Loss) before income tax					$(122)

Segment gross margin (3)	$1,528	$699	$958	$117	$3,302

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the three months ended September 30, 2025, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$23,146	$9,391	$10,991	$598	$44,126
Service	25	—	1	746	772
Premium and service revenues	23,171	9,391	10,992	1,344	44,898
Premium tax	4,792	—	—	—	4,792
Total external revenues	27,963	9,391	10,992	1,344	49,690
Internal revenues	—	—	—	4,194	4,194
Eliminations	—	—	—	(4,194)	(4,194)
Total revenues	$27,963	$9,391	$10,992	$1,344	$49,690

Medical costs	$21,614	$8,853	$9,876	$559	$40,902
Cost of services	25	—	—	626	651
Other operating expenses (1)					15,091
Other income (expense) (2)					280
(Loss) before income tax					$(6,674)

Segment gross margin (3)	$1,532	$538	$1,116	$159	$3,345

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the nine months ended September 30, 2026, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$70,322	$32,646	$27,609	$1,262	$131,839
Service	79	—	3	2,214	2,296
Premium and service revenues	70,401	32,646	27,612	3,476	134,135
Premium tax	20,035	—	—	—	20,035
Total external revenues	90,436	32,646	27,612	3,476	154,170
Internal revenues	—	—	—	11,994	11,994
Eliminations	—	—	—	(11,994)	(11,994)
Total revenues	$90,436	$32,646	$27,612	$3,476	$154,170

Medical costs	$65,788	$29,228	$22,349	$1,095	$118,460
Cost of services	79	—	—	2,027	2,106
Other operating expenses (1)					30,852
Other income (expense) (2)					711
Earnings before income tax					$3,463

Segment gross margin (3)	$4,534	$3,418	$5,263	$354	$13,569

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

Segment information for the nine months ended September 30, 2025, is as follows ($ in millions):

	Medicaid	Medicare	Commercial	Other/Eliminations	Consolidated Total
Premium	$67,118	$27,600	$31,209	$1,651	$127,578
Service	75	—	2	2,199	2,276
Premium and service revenues	67,193	27,600	31,211	3,850	129,854
Premium tax	15,198	—	—	—	15,198
Total external revenues	82,391	27,600	31,211	3,850	145,052
Internal revenues	—	—	—	12,325	12,325
Eliminations	—	—	—	(12,325)	(12,325)
Total revenues	$82,391	$27,600	$31,211	$3,850	$145,052

Medical costs	$63,038	$24,995	$26,607	$1,573	$116,213
Cost of services	74	—	—	1,916	1,990
Other operating expenses (1)					32,727
Other income (expense) (2)					693
(Loss) before income tax					$(5,185)

Segment gross margin (3)	$4,081	$2,605	$4,604	$361	$11,651

(1)	Other operating expenses include selling, general and administrative expenses, depreciation, amortization, premium tax expense and impairment.
(2)	Other income (expense) includes investment and other income, debt extinguishment and interest expense.
(3)	Segment gross margin represents premium and service revenues less medical costs and cost of services.

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

12. Enterprise Optimization

During the three and nine months ended September 30, 2026, the Company incurred $297 million and $358 million, respectively, of severance costs and third-party vendor costs due to enterprise optimization initiatives, which are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

In July 2026, the Company committed to accept employees' offers to participate in a voluntary separation program, which qualified as a plan of termination. During the three months ended September 30, 2026, the Company recorded and paid severance costs of $263 million and $139 million, respectively, primarily in connection with the program. During the remainder of 2026, the Company estimates it will record severance costs of approximately $50 million to $100 million primarily in connection with the program.

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

EXECUTIVE OVERVIEW

General

We are a leading healthcare enterprise that is committed to helping people live healthier lives. The Company takes a local approach with local teams to provide fully integrated, high-quality and cost-effective services to government-sponsored and commercial healthcare programs, focusing on under-insured individuals. Centene offers affordable and high-quality products to more than 1 in 15 individuals across the nation, including Medicaid and Medicare members (including Medicare Prescription Drug Plans (PDPs)) as well as individuals and families served by the Health Insurance Marketplace.

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

The OBBBA, passed in July 2025, includes requirements that may reduce the number of members eligible for state Medicaid Expansion programs by requiring work or community engagement by members and for state Medicaid agencies to redetermine member eligibility at more frequent intervals, along with adding a "Cost Sharing" or "Co-Pay" for certain medical services. These changes could have the effect of increasing the overall morbidity of the Medicaid Expansion population largely beginning in 2027, subject to state implementation plans. Several other provisions of the OBBBA, such as adjustments to provider taxes and state directed payments beginning in 2028, may have the effect of reducing the amount of federal funding for Medicaid, which could result in changes in the design of Medicaid programs, including coverage of benefits, eligibility, and/or provider payment rates. For example, in July 2026, New York terminated its Essential Plan-5, which provided state-subsidized healthcare for individuals from 200% to 250% of the Federal Poverty Level (FPL). The timing of regulatory guidance and other rulemaking changes will be critical to ensuring state and MCO implementation readiness. On June 29, 2026, a coalition of 26 states, including 24 Democratic attorneys general and two governors, challenged the Centers for Medicare and Medicaid Services' (CMS) interim rule issued on June 3, 2026 implementing the work requirements. The lawsuit is asking the court to block certain provisions of the interim final rule that it alleges are unlawful. The lawsuit may create additional delays and uncertainty regarding the implementation and effect of work requirements on Medicaid beneficiary eligibility.

Effective January 1, 2027, the State of California will transition the Medi-Cal Unsatisfactory Immigration Status (UIS) population from managed care to the fee-for-service delivery system. The transition was enacted through California budget legislation following federal guidance indicating that capitation payments for this population are not eligible for federal matching funds. Based on current projections, approximately 175,000 UIS members served through Health Net's Medi-Cal contracts for which Health Net is at-risk are expected to be affected by this transition. As a result, we expect a reduction in California Medicaid membership and associated premium revenue beginning in 2027. The ultimate financial impact will depend on final implementation requirements, member transition timing, and any related operational or administrative actions taken by the State.

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

Further, the OBBBA placed additional restrictions on APTC requirements. For example, beginning January 1, 2026, should individuals mis-estimate their projected income, the OBBBA requires them to reimburse the Internal Revenue Service (IRS) for the full amount of excess tax credit received. Further, as of January 1, 2026, the OBBBA prohibits individuals from receiving APTCs if they enroll in health coverage through a Special Enrollment Period associated with their income. The combined effect of the expiration of the Enhanced APTCs and the Final Rule reduced 2026 Marketplace membership in the first nine months of 2026 compared to 2025 and we anticipate that the combined effects will continue to increase the overall morbidity of the Marketplace population. We continue to advocate for legislation and regulations aimed at leveraging Medicaid and the Health Insurance Marketplace to maintain health insurance coverage and affordability for consumers.

In addition, the No Surprises Act was enacted in an effort to protect consumers from out-of-network surprise medical bills for emergency services and shift payment disputes to carriers. The resulting independent resolution process has led to more aggressive billing practices among providers. We are focused on mitigating increased costs through good-faith negotiations during the open negotiation period as well as payment integrity efforts intended to protect members from unnecessary costs.

Regulatory: Medicare

The IRA significantly changed Medicare Part D, impacting stand-alone Medicare PDPs as well as the Part D benefit in many of our Medicare Advantage plans beginning in 2025, most notably by eliminating the coverage gap and capping members' annual out-of-pocket costs at $2,100 in 2026 in order to provide more predictable and affordable prescription drug coverage for Medicare beneficiaries. The IRA changes, which went into effect beginning in 2025, resulted in a meaningful shift in cost-sharing responsibilities between members, drug companies, CMS, and PDPs and have resulted in a significant increase in our premiums in consideration for our PDPs' responsibility for a larger portion of total Part D benefit costs. To help mitigate significant premium impacts and address these changes, CMS introduced the Medicare Part D Premium Stabilization Demonstration program. This program began in calendar year 2025 and will expire at the end of 2026. The parameters of the program were different each year. For example, in 2025, participating PDPs operated under narrowed risk corridor thresholds as part of the supports CMS introduced to limit market volatility. For 2026, CMS eliminated these narrowed risk corridors entirely, shifting PDPs back toward standard program financial risk‑sharing. Starting in 2026, CMS created a Drug Subsidy to compensate plans for the loss of the Manufacturer Discount Program (MDP) for maximum fair price drugs. We continue to advocate for policies that promote cost-effective, high-quality care for our PDP enrolled members. We have receivables due to us from CMS for Part D risk-sharing programs attributable to the 2025 plan year that we expect to be paid by CMS within a year after the plan year closes. If the payments from CMS are delayed, our cash flows may be materially adversely affected.

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

Third Quarter 2026 Highlights

Our financial performance for the third quarter of 2026 is summarized as follows:

•Managed care membership of 25.7 million, a decrease of 2.3 million members, or (8)% year-over-year.
•Total revenues of $50.6 billion, representing 2% growth year-over-year.
•Premium and service revenues of $45.1 billion, representing 0.5% growth year-over-year.
•HBR of 92.7%, compared to 92.7% for the third quarter of 2025.
•SG&A expense ratio of 7.2%, compared to 7.0% for the third quarter of 2025.
•Adjusted SG&A expense ratio of 6.5%, compared to 7.0% for the third quarter of 2025.
•Operating cash flows used cash of $3.7 billion in the third quarter of 2026 driven by the timing of pass through payments.
•GAAP diluted loss per share of $(0.14) for the third quarter of 2026.
•Adjusted diluted earnings per share (EPS) of $0.58 for the third quarter of 2026.
A reconciliation from GAAP diluted earnings (loss) per share to adjusted diluted earnings (loss) per share is highlighted below, and additional detail is provided above under the heading "Non-GAAP Financial Presentation". We reference an adjusted SG&A expense ratio, defined as adjusted SG&A expenses, which excludes acquisition and divestiture related expenses and other items, divided by premium and service revenues. A reconciliation from GAAP SG&A to adjusted SG&A and additional detail is provided above under the heading "Non-GAAP Financial Presentation." We also reference effective tax rate on adjusted earnings, defined as GAAP income tax expense (benefit) excluding the income tax effects of adjustments to net earnings divided by adjusted earnings before income tax expense.

	Three Months Ended September 30,
	2026	2025
GAAP diluted loss per share attributable to Centene	$(0.14)	$(13.50)
Amortization of acquired intangible assets	0.33	0.35
Other adjustments (1)	0.62	13.75
Income tax effects of adjustments (2)	(0.22)	(0.10)
Effect of basic to diluted shares (3)	(0.01)	—
Adjusted diluted EPS	$0.58	$0.50
(1) Other adjustments include the following pre-tax items:
2026:
(a) severance costs due to enterprise optimization and contract exits of $276 million, or $0.56 per share ($0.42 after-tax), enterprise optimization third-party vendor costs of $35 million, or $0.07 per share ($0.06 after-tax), a net gain on real estate transactions of $18 million, or $0.04 per share ($0.03 after-tax), an additional loss associated with a prior divestiture of $15 million, or $0.03 per share ($0.03 after-tax), and a net gain on debt extinguishment of $1 million, or $0.00 per share ($0.00 after-tax).
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
(3) Reflects the $0.01 impact of using 499,436 thousand shares in the calculation of adjusted diluted EPS for the three months ended September 30, 2026. The additional 5,293 thousand shares for the three months ended September 30, 2026, were excluded from the calculation of the GAAP net loss per share and related adjustments due to their anti-dilutive effect.

Current and Future Operating Drivers

The following items contributed to our results of operations as compared to the previous year:

Medicaid

•The combined effect of ongoing, post-PHE state eligibility redeterminations and regulatory policy changes reduced our Medicaid membership in the third quarter compared to 2025.

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

Medicare / Dual-Eligible

•In October 2024, CMS issued 2025 Medicare Advantage Star Ratings on the Medicare Plan Finder. Based on the data, we had approximately 55% of our Medicare Advantage membership enrolled in plans rated 3.5 stars or higher – compared to approximately 23% in the prior year. These ratings are reflected in our 2026 plan year revenues.

•In January 2026, our subsidiary, Meridian Health Plan of Illinois, Inc. (Meridian), commenced the contract with the Illinois Department of Healthcare and Family Services to continue providing Medicare and Medicaid services for dually eligible Illinoisans through a Fully Integrated Dual Eligible Special Needs Plan (FIDE SNP). The contract has a four-year term, with optional extensions of six months to five and a half years.

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

Commercial

•On June 30, 2026, CMS published the final risk adjustment transfers for the 2025 benefit year. The final 2025 risk adjustment results, including offsetting increases in the Minimum Medical Loss Ratio (MLR) payable, Risk Adjustment Data Validation (RADV) accrual and other offsets, resulted in a pre-tax benefit of $480 million. The nine months ended September 30, 2025, was impacted by lower Marketplace estimated risk adjustment revenue.

•The combined effect of the expiration of the Enhanced APTCs and the Final Rule led to a higher projected baseline of Marketplace morbidity and, as a result, we took corrective pricing actions for 2026 covering 95% of Marketplace membership. This dynamic contributed to the Marketplace membership decline in 2026 compared to 2025.

•In 2026, Ambetter Health is offered in 29 states. Ambetter Health Solutions is operating plans designed to attract CHOICE Arrangement (formerly known as Individual Coverage Health Reimbursement Arrangement, or ICHRA), membership in off-exchange plans in 13 states in 2026 compared to 6 states in 2025.

Other

•During the three and nine months ended September 30, 2026, we incurred $297 million and $358 million related to third-party vendor costs and severance costs due to enterprise optimization initiatives, respectively. Inclusive of contract exit costs not affiliated with the enterprise optimization initiatives, we incurred third-party vendor costs and severance costs of $311 million and $379 million during the three and nine months ended September 30, 2026, respectively.

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

Medicaid

•Effective January 1, 2027, the State of California will transition the Medi-Cal UIS population from managed care to the fee-for-service delivery system. As a result, we expect a reduction in California Medicaid membership and associated premium revenue beginning in 2027.

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

•In July 2026, our subsidiary, Meridian was selected by the Illinois Department of Healthcare and Family Services to continue providing services for the HealthChoice Illinois Medicaid managed care program. Under the contract, Meridian will continue providing managed care for Medicaid enrollees, including access to integrated primary, maternal, and behavioral health care. The contract is expected to begin in January 2027 and has a four-year term.

•In December 2023, our subsidiary, Arizona Complete Health, was selected by the Arizona Health Care Cost Containment System – Arizona's single state Medicaid agency – to provide managed care for the Arizona Long Term Care System (ALTCS). The program supports Arizonans who are elderly and/or have a physical disability (E/PD) with physical and behavioral healthcare, as well as provides pharmacy benefits and home and community-based services. A prolonged bid protest has led the agency to cancel the original awards and issue a rebid. The rebid was submitted in September 2026 and we anticipate the contract award announcement will occur in early 2027 with a new contract effective date of October 2027.

In addition, we were not selected to continue providing services under the Florida Children's Medical Services (Florida CMS) program and our contract concluded at the end of September 2026. Further, we are in the process of protesting the results of Medicaid procurement awards in Georgia and Texas. If these protests are not successful, our future results of operations would be impacted.

Medicare / Dual-Eligible

•In October 2025, CMS issued 2026 Medicare Advantage Star Ratings on the Medicare Plan Finder. Based on the data, we had approximately 60% of our Medicare Advantage membership enrolled in plans rated 3.5 stars or higher, including approximately 20% in 4-star rated plans. This compares to approximately 55% of our Medicare Advantage membership enrolled in plans rated in 3.5 stars or higher (including 1% enrolled in 4-star rated plans) in the prior year. These ratings will be reflected in our 2027 plan year revenues.

•In October 2026, CMS issued 2027 Medicare Advantage Star Ratings on the Medicare Plan Finder. Based on the data, we had approximately 42% of our Medicare Advantage membership enrolled in plans rated 3.5 stars or higher, including 10% enrolled in 4-star rated plans. This compares to approximately 60% of our Medicare Advantage membership enrolled in plans rated in 3.5 stars or higher (including 20% enrolled in 4-star rated plans) in the prior year. These ratings will be reflected in our 2028 plan year revenues.

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

•Health Net will discontinue commercial group offerings in 2027. Policy end dates are expected to occur primarily between February 28, 2027 and December 28, 2027.

Other

•Enterprise optimization initiatives, including severance and third-party vendor costs, will impact our future results of operations.

•In December 2025, we signed a definitive agreement to divest the remaining Magellan Health businesses.

MEMBERSHIP

From September 30, 2025 to September 30, 2026, our managed care membership decreased by 2.3 million, or (8)%. The following table sets forth our membership by line of business:

	September 30, 2026	December 31, 2025	September 30, 2025
Traditional Medicaid (1)	10,544,300	10,932,600	11,115,400
High Acuity Medicaid (2)	1,351,600	1,585,800	1,591,000
Total Medicaid	11,895,900	12,518,400	12,706,400
Marketplace	3,403,300	5,541,400	5,828,100
Individual and Commercial Group (3)	497,400	452,500	447,900
Total Commercial	3,900,700	5,993,900	6,276,000
Medicare (4)	954,400	1,002,600	1,013,200
Medicare PDP	8,947,200	8,118,600	7,972,500
Total at-risk membership	25,698,200	27,633,500	27,968,100

(1)	Membership includes Temporary Assistance for Needy Families (TANF), Medicaid Expansion, Children's Health Insurance Program (CHIP), Foster Care, and Behavioral Health.
(2)
Membership includes Aged, Blind, or Disabled (ABD), Intellectual and Developmental Disabilities (IDD), Long-Term Services and Supports (LTSS), and Medicare-Medicaid Plans (MMP) Duals. The Company operated MMPs through December 31, 2025. In 2026 these members are included in Medicare as a result of the CMS transition to D-SNP based integration.

(3)	Membership includes Commercial Group, CHOICE Arrangements (formerly ICHRA) and Other Off-Exchange Individual.
(4)	Membership includes Medicare Advantage, Medicare Supplement, and Applicable Integrated Plans (AIPs) as a result of the CMS transition to D-SNP based integration in 2026.

RESULTS OF OPERATIONS

The following discussion and analysis is based on our Consolidated Statements of Operations, which reflect our results of operations for the three and nine months ended September 30, 2026 and 2025, prepared in accordance with generally accepted accounting principles in the United States (GAAP).

Summarized comparative financial data for the three and nine months ended September 30, 2026 and 2025 is as follows ($ in millions, except per share data in dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Premium	$44,370	$44,126	1%	$131,839	$127,578	3%
Service	735	772	(5)%	2,296	2,276	1%
Premium and service revenues	45,105	44,898	0.5%	134,135	129,854	3%
Premium tax	5,542	4,792	16%	20,035	15,198	32%
Total revenues	50,647	49,690	2%	154,170	145,052	6%
Medical costs	41,128	40,902	1%	118,460	116,213	2%
Cost of services	675	651	4%	2,106	1,990	6%
Selling, general and administrative expenses	3,235	3,145	3%	9,735	9,534	2%
Depreciation expense	138	147	(6)%	411	430	(4)%
Amortization of acquired intangible assets	161	170	(5)%	488	516	(5)%
Premium tax expense	5,617	4,886	15%	20,218	15,449	31%
Impairment	—	6,743	n.m.	—	6,798	n.m.
Earnings (loss) from operations	(307)	(6,954)	96%	2,752	(5,878)	147%
Investment and other income	333	450	(26)%	1,175	1,203	(2)%
Gain on debt extinguishment	1	—	n.m.	2	—	n.m.
Interest expense	(149)	(170)	12%	(466)	(510)	9%
Earnings (loss) before income tax	(122)	(6,674)	98%	3,463	(5,185)	167%
Income tax (benefit) expense	(57)	(42)	(36)%	902	392	130%
Net earnings (loss)	(65)	(6,632)	99%	2,561	(5,577)	146%
(Earnings) loss attributable to noncontrolling interests	(6)	1	n.m.	—	4	n.m.
Net earnings (loss) attributable to Centene Corporation	$(71)	$(6,631)	99%	$2,561	$(5,573)	146%

Diluted earnings (loss) per common share attributable to Centene Corporation	$(0.14)	$(13.50)	99%	$5.15	$(11.29)	146%

n.m.: not meaningful

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Total Revenues

Total revenues increased 2% in the three months ended September 30, 2026, over the corresponding period in 2025, primarily driven by increased premium tax revenue driven by state pass-through payments, premium yield and membership growth in the PDP business, rate increases in Marketplace and in the Medicaid business to address medical trend, and state directed payments. The increases were partially offset by lower Marketplace and Medicaid membership.

Operating Expenses

Medical Costs/HBR

The HBR for the three months ended September 30, 2026, was 92.7%, unchanged from 92.7% in the same period in 2025. The consolidated HBR benefited from a lower Marketplace HBR resulting from improved pricing and risk transfer reflecting the acuity of the Marketplace membership as well as strong fundamental performance in both the Medicare Advantage and PDP businesses. The HBR in 2025 was positively impacted by a decrease to the premium deficiency reserve versus no premium deficiency reserve in 2026 for our Medicare Advantage business as a result of our progression towards profitability.

Cost of Services

Cost of services increased by $24 million in the three months ended September 30, 2026, compared to the corresponding period in 2025. The cost of service ratio for the three months ended September 30, 2026, was 91.8%, compared to 84.3% in the same period in 2025.

Selling, General & Administrative Expenses

The SG&A expense ratio was 7.2% for the third quarter of 2026, compared to 7.0% in the third quarter of 2025. The adjusted SG&A expense ratio was 6.5% for the third quarter of 2026, compared to 7.0% in the third quarter of 2025. The increase in the SG&A expense ratio was primarily driven by enterprise optimization severance and vendor costs. The decrease in the adjusted SG&A expense ratio was driven by strong cost management, leveraging of expenses over higher revenues and reduced Marketplace membership, which operates at a meaningfully higher SG&A expense ratio. The decrease was also driven by growth in the PDP business, which operates at a meaningfully lower SG&A expense ratio as compared to the overall company.

Impairment

During the three months ended September 30, 2025, we recorded total impairment charges of $6.7 billion driven by $6.7 billion goodwill impairment and $20 million owned real estate impairment.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the three months ended September 30, ($ in millions):

	2026	2025
Investment and other income	$333	$450
Gain on debt extinguishment	1	—
Interest expense	(149)	(170)
Other income (expense), net	$185	$280

Investment and other income. Investment and other income decreased by $117 million in the three months ended September 30, 2026, compared to the corresponding period in 2025, primarily driven by a realized loss on the sale of investments from rebalancing a portion of our portfolio and the disposal of certain long-lived assets as a result of enterprise optimization.

Debt extinguishment. During the three months ended September 30, 2026 we repurchased $558 million of par value Senior Notes due 2027 and 2028 through the senior note debt repurchase program, resulting in a $1 million pre-tax net gain on the repurchase of the notes, including the impact of unamortized debt premium and discount as well as issuance costs.

Interest expense. Interest expense decreased by $21 million in the three months ended September 30, 2026, compared to the corresponding period in 2025, primarily driven by Senior Notes repurchases resulting in lower overall debt balances.

Income Tax Expense

For the three months ended September 30, 2026, we recorded an income tax benefit of $57 million on a pre-tax loss of $122 million, or an effective tax rate of 46.7%. For the third quarter of 2026, our effective tax rate on adjusted earnings was 14.5%. The GAAP and adjusted effective tax rates for the third quarter of 2026 reflect a decrease to the estimated annual effective tax rate applied to year-to-date operating results.

For the three months ended September 30, 2025, we recorded an income tax benefit of $42 million on a pre-tax loss of $6.7 billion, or an effective tax rate of 0.6%. For the third quarter of 2025, our effective tax rate on adjusted earnings was 2.5%. The GAAP and adjusted effective tax rates for the third quarter of 2025 reflect the impact of estimating interim period taxes on the year-to-date tax method. The effective tax rate for the third quarter of 2025 also reflects the non-deductible nature of the goodwill impairment.

Segment Results

The following table summarizes our consolidated operating results by segment for the three months ended September 30, ($ in millions):

	2026	2025	% Change
Total Revenues
Medicaid	$29,581	$27,963	6%
Medicare	11,263	9,391	20%
Commercial	8,700	10,992	(21)%
Other	1,103	1,344	(18)%
Consolidated total	$50,647	$49,690	2%
Gross Margin (1)
Medicaid	$1,528	$1,532	(0.3)%
Medicare	699	538	30%
Commercial	958	1,116	(14)%
Other	117	159	(26)%
Consolidated total	$3,302	$3,345	(1)%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Medicaid

Total revenues increased 6% in the three months ended September 30, 2026, compared to the corresponding period in 2025. The increase in total revenues was primarily driven by pass-through payments and rate increases, partially offset by lower membership primarily due to eligibility redeterminations. Gross margin decreased $4 million, or 0.3%, in the three months ended September 30, 2026, compared to the corresponding period in 2025, primarily due to the non-recurring benefit from a retroactive adjustment in the third quarter of 2025.

Medicare

Total revenues increased 20% in the three months ended September 30, 2026, compared to the corresponding period in 2025 primarily driven by increased PDP premiums and membership, partially offset by lower Medicare Advantage membership. Gross margin increased $161 million in the three months ended September 30, 2026, compared to the corresponding period in 2025 primarily driven by rate increases partially offset by pharmacy and medical costs. Additionally, gross margin in 2025 was positively impacted by a decrease to the premium deficiency reserve versus no premium deficiency reserve in 2026 for our Medicare Advantage business as a result of our progression towards profitability.

Commercial

Total revenues decreased 21% in the three months ended September 30, 2026, compared to the corresponding period in 2025. Gross margin decreased $158 million in the three months ended September 30, 2026, compared to the corresponding period in 2025. The decreases were primarily driven by reduced membership in the Marketplace business, partially offset by lower Marketplace HBR resulting from improved pricing and risk transfer reflecting the acuity of the Marketplace membership.

Other

Total revenues decreased 18% in the three months ended September 30, 2026, compared to the corresponding period in 2025. Gross margin decreased $42 million in the three months ended September 30, 2026, compared to the corresponding period in 2025. The decreases were primarily driven by the wind-down of certain contracts.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Total Revenues

Total revenues increased 6% in the nine months ended September 30, 2026, over the corresponding period in 2025, primarily driven by rate increases in Marketplace and in the Medicaid business to address medical trend, increased premium tax revenue driven by state pass-through payments, premium yield and membership growth in the PDP business, state directed payments and Marketplace risk adjustment revenue transfer for the 2025 and 2026 benefit years. The increases were partially offset by lower Marketplace and Medicaid membership.

Operating Expenses

Medical Costs/HBR

The HBR for the nine months ended September 30, 2026, was 89.9%, compared to 91.1% in the same period in 2025. The consolidated HBR benefited from a lower Marketplace HBR resulting from improved pricing and risk transfer reflecting the acuity of the Marketplace membership. The HBR also decreased due to rate and revenue increases and continued tangible progress in managing medical costs in the Medicaid business. The HBR was benefited by the favorable resolution of programmatic elements for the 2025 benefit year in Medicare as well as strong fundamental performance in both the Medicare Advantage and PDP businesses. The decreases were partially offset by the decline in Marketplace membership and the corresponding impact on consolidated member mix.

Cost of Services

Cost of services increased by $116 million in the nine months ended September 30, 2026, compared to the corresponding period in 2025. The cost of service ratio for the nine months ended September 30, 2026, was 91.7%, compared to 87.4% in the same period in 2025.

Selling, General & Administrative Expenses

The SG&A expense ratio for the nine months ended September 30, 2026, was 7.3%, compared to 7.3% for the corresponding period in 2025. The SG&A expense ratio in 2026 was impacted by enterprise optimization severance and vendor costs. The adjusted SG&A expense ratio for the nine months ended September 30, 2026, was 7.0%, compared to 7.3% for the nine months ended September 30, 2025. The decrease in the adjusted SG&A expense ratio was driven by strong cost management, leveraging of expenses over higher revenues and reduced Marketplace membership, which operates at a meaningfully higher SG&A expense ratio. The decrease was also driven by growth in the PDP business, which operates at a meaningfully lower SG&A expense ratio as compared to the overall company. These same factors offset the drivers of the SG&A expense ratio.

Impairment

During the nine months ended September 30, 2025, we recorded total impairment charges of $6.8 billion, driven by $6.7 billion goodwill impairment, $55 million intangible asset impairment related to the wind-down of certain contracts in the Other segment, and $20 million owned real estate impairment.

Other Income (Expense)

The following table summarizes the components of other income (expense) for the nine months ended September 30, ($ in millions):

	2026	2025
Investment and other income	$1,175	$1,203
Gain on debt extinguishment	2	—
Interest expense	(466)	(510)
Other income (expense), net	$711	$693

Investment and other income. Investment and other income decreased by $28 million in the nine months ended September 30, 2026, compared to the corresponding period in 2025 primarily driven by a realized loss on the sale of investments from rebalancing a portion of our portfolio, the disposal of certain long-lived assets as a result of enterprise optimization, decreased earnings on private equity investments and lower interest rates. These decreases were partially offset by higher average investment balances during 2026.

Debt extinguishment. During the nine months ended September 30, 2026 we repurchased $1.8 billion of par value Senior Notes due 2027 and 2028 through the senior note debt repurchase program, resulting in a $2 million pre-tax net gain on the repurchase of the notes, including the impact of unamortized debt premium and discount as well as issuance costs.

Interest expense. Interest expense decreased by $44 million in the nine months ended September 30, 2026, compared to the corresponding period in 2025, primarily driven by Senior Notes repurchases resulting in lower overall debt balances.

Income Tax Expense

For the nine months ended September 30, 2026, we recorded income tax expense of $902 million on pre-tax earnings of $3.5 billion, or an effective tax rate of 26.0%. For the nine months ended September 30, 2026, our effective tax rate on adjusted earnings was 25.5%.

For the nine months ended September 30, 2025, we recorded income tax expense of $392 million on a pre-tax loss of $5.2 billion, or an effective tax rate of (7.6)%. The effective tax rate for the nine months ended September 30, 2025 reflects the non-deductible nature of the goodwill impairment. For the nine months ended September 30, 2025, our effective tax rate on adjusted earnings was 25.1%.

Segment Results

The following table summarizes our consolidated operating results by segment for the nine months ended September 30, ($ in millions):

	2026	2025	% Change
Total Revenues
Medicaid	$90,436	$82,391	10%
Medicare	32,646	27,600	18%
Commercial	27,612	31,211	(12)%
Other	3,476	3,850	(10)%
Consolidated total	$154,170	$145,052	6%
Gross Margin (1)
Medicaid	$4,534	$4,081	11%
Medicare	3,418	2,605	31%
Commercial	5,263	4,604	14%
Other	354	361	(2)%
Consolidated total	$13,569	$11,651	16%

(1)	Gross margin represents premium and service revenues less medical costs and cost of services.

Medicaid

Total revenues increased 10% in the nine months ended September 30, 2026, compared to the corresponding period in 2025. The increase in total revenues was primarily driven by pass-through payments and rate increases, partially offset by lower membership primarily due to eligibility redeterminations. Gross margin increased $453 million in the nine months ended September 30, 2026, compared to the corresponding period in 2025 primarily driven by rate and revenue increases and continued tangible progress in managing medical costs.

Medicare

Total revenues increased 18% in the nine months ended September 30, 2026, compared to the corresponding period in 2025, primarily driven by increased PDP premiums and membership, partially offset by lower Medicare Advantage membership. Gross margin increased $813 million in the nine months ended September 30, 2026, compared to the corresponding period in 2025 primarily driven by rate increases, the favorable resolution of programmatic elements for the 2025 benefit year and PDP membership increases, partially offset by medical and pharmacy costs. Additionally, gross margin in 2025 was positively impacted by a decrease to the premium deficiency reserve versus no premium deficiency reserve in 2026 for our Medicare Advantage business as a result of our progression towards profitability.

Commercial

Total revenues decreased 12% in the nine months ended September 30, 2026, compared to the corresponding period in 2025 primarily driven by reduced membership in the Marketplace business. Gross margin increased $659 million in the nine months ended September 30, 2026, compared to the corresponding period in 2025 primarily driven by rate increases and final 2025 risk adjustment revenue transfer, partially offset by reduced membership in the Marketplace business.

Other

Total revenues decreased 10% in the nine months ended September 30, 2026, compared to the corresponding period in 2025. Gross margin decreased $7 million in the nine months ended September 30, 2026, compared to the corresponding period in 2025. The decreases were primarily driven by the wind-down of certain contracts.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed schedule of cash flows used in the discussion of liquidity and capital resources ($ in millions).

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$4,287	$4,651
Net cash provided by (used in) investing activities	652	(188)
Net cash (used in) financing activities	(1,906)	(1,434)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$3,033	$3,029

Cash Flows Provided by Operating Activities

Normal operations are funded primarily through operating cash flows and borrowings under our Revolving Credit Facility. Operating activities provided cash of $4.3 billion in the nine months ended September 30, 2026, compared to providing cash of $4.7 billion in the comparable period in 2025.

Cash flows provided by operations in 2026 were primarily driven by net earnings and timing of claims and other payments. Cash flows provided by operations in 2025 were primarily driven by net earnings, improved pharmacy rebate remittance timing, and the timing of claims and other payments.

Cash Flows Provided By (Used in) Investing Activities

Investing activities provided cash of $652 million in the nine months ended September 30, 2026, compared to using cash of $188 million in the comparable period in 2025. Cash flows provided by investing activities in the nine months ended September 30, 2026 were driven primarily by net reductions to the investment portfolio of our regulated subsidiaries (including transfers to and from cash and cash equivalents to long-term investments) partially offset by capital expenditures. Cash flows used in investing activities in the nine months ended September 30, 2025 were driven primarily by capital expenditures partially offset by net reductions to the investment portfolio of our regulated subsidiaries (including transfers from cash and cash equivalents to long-term investments).

We spent $568 million and $554 million in the nine months ended September 30, 2026 and 2025, respectively, on capital expenditures, the majority of which was driven by system enhancements and computer hardware.

As of September 30, 2026, our investment portfolio consisted primarily of fixed-income securities with an average duration of 3.3 years. At September 30, 2026, we had unregulated cash and investments of $1.4 billion, including $376 million of cash and cash equivalents and $1.0 billion of investments. Of the $376 million unregulated cash and cash equivalents, $175 million was available for general corporate use at September 30, 2026. Unregulated cash and investments at December 31, 2025, was $1.5 billion, including $553 million of cash and cash equivalents and $925 million of investments. Of the $553 million unregulated cash and cash equivalents, $400 million was available for general corporate use at December 31, 2025.

Cash Flows (Used in) Financing Activities

Financing activities used cash of $1.9 billion in the nine months ended September 30, 2026, compared to using cash of $1.4 billion in the comparable period in 2025. Financing activities in 2026 were primarily driven by debt repurchases of $1.9 billion.

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

During the third quarter of 2026, we made no repurchases under the stock repurchase program. We have $1.8 billion available under the program for repurchases as of September 30, 2026. No duration has been placed on the repurchase program. We reserve the right to discontinue the repurchase program at any time. Refer to Note 12. Stockholders' Equity in our 2025 Annual Report on Form 10-K for further information on stock repurchases.

As of September 30, 2026, we had an aggregate principal amount of $13.6 billion of senior notes issued and outstanding. The indentures governing our various maturities of senior notes contain restrictive covenants. As of September 30, 2026, we were in compliance with all covenants.

As part of our capital allocation strategy, we may decide to repurchase debt or raise capital through the issuance of debt. In 2022, the Company's Board of Directors authorized a $1.0 billion senior note debt repurchase program. In February, May and October 2026, our Board of Directors authorized increases under the program of $1.0 billion, $750 million and $2.0 billion, respectively. During the nine months ended September 30, 2026, we repurchased $1.8 billion of our par value senior notes. As of September 30, 2026, there was $426 million available under the senior note debt repurchase program. In October 2026, we repurchased the remaining $569 million of our par value Senior Notes due 2027 for $569 million through the debt repurchase program. With the increase and subsequent repurchase, there was $1.9 billion available under the senior note debt repurchase program as of October 27, 2026. Refer to Note 8. Debt for further information regarding the issuance and redemption of senior notes.

The credit agreement underlying our Revolving Credit Facility, in the principal amount of $4.0 billion, and Term Loan Facility, in the principal amount of $2.0 billion, contains customary covenants as well as financial covenants including a debt-to-capital ratio. Our maximum debt-to-capital ratio under the credit agreement may not exceed 0.60 to 1.00. As of September 30, 2026, we had no borrowings outstanding under our Revolving Credit Facility, $2.0 billion of borrowings under our Term Loan Facility, and we were in compliance with all covenants. As of September 30, 2026, there were no limitations on the availability of our Revolving Credit Facility as a result of the debt-to-capital ratio.

We had outstanding letters of credit of $113 million as of September 30, 2026, which were not part of our Revolving Credit Facility. The letters of credit bore weighted interest of 0.7% as of September 30, 2026. In addition, we had outstanding surety bonds of $750 million as of September 30, 2026.

At September 30, 2026, our debt-to-capital ratio, defined as total debt divided by the sum of total debt and total equity, was 41.1%, compared to 46.5% at December 31, 2025. The debt-to-capital ratio decrease was driven by net earnings and senior note repurchases of $1.8 billion. We utilize the debt-to-capital ratio as a measure, among others, of our leverage and financial flexibility.

At September 30, 2026, we had working capital, defined as current assets less current liabilities, of $6.4 billion, compared to $3.7 billion at December 31, 2025. We manage our short-term cash and equivalents aiming to ensure sufficient liquidity to fund short-term working capital and other requirements. From time to time, we may elect to provide liquidity for working capital and other purposes through the sale of investment securities or other methods, as appropriate.

We have receivables from CMS for Part D risk-sharing programs attributable to the 2025 plan year that are expected to be paid by CMS within a year after the plan year closes. In February 2026, we entered into a master receivable purchase agreement (the February 2026 Receivable Purchase Agreement). Under the February 2026 Receivable Purchase Agreement we may, from time to time, offer up to the full amount of our 2025 plan year stand-alone Part D risk-sharing programs receivable to the purchaser. The purchaser is not obligated to purchase any receivables unless it elects to accept the purchase request submitted. The purchase price for each purchased receivable portion equals the net estimated invoice amount of such portion minus the discount, which is determined by reference to the Secured Overnight Financing Rate (SOFR) plus a spread. We act as a servicer for the transferred receivables. The maximum outstanding purchase amount permitted under the agreement is $4.25 billion.

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

Future Expectations

During the remainder of 2026, we expect net dividends of approximately $20 million from our insurance subsidiaries and to spend approximately $200 million in additional capital expenditures primarily associated with system enhancements and computer hardware and software.

Based on our operating plan, we expect that our available cash, cash equivalents and investments, cash from our operations and cash available under our Revolving Credit Facility will be sufficient to finance our general operations and capital expenditures for at least 12 months from the date of this filing. While we are currently in a strong liquidity position and believe we have adequate access to capital, we may elect to increase borrowings on our Revolving Credit Facility, which matures in March 2030. Additionally, our senior notes mature between December 2027 and August 2031. From time to time, we may elect to raise additional funds for working capital and other purposes through issuance of debt or equity, the sale of investment securities or other methods, as appropriate. In addition, we may strategically pursue refinancing or redemption opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us.

As of September 30, 2026, there were $2.7 billion of 2025 plan year stand-alone Part D risk-sharing programs receivables outstanding eligible for the February 2026 Receivable Purchase Agreement which continue to be recognized in the Consolidated Balance Sheets. As of September 30, 2026, the remaining outstanding purchase amount permitted was $3.25 billion. We anticipate the CMS settlement for the 2025 plan year will occur in the fourth quarter of 2026. Subsequently we anticipate the settlement of the $1.0 billion participating interest of 2025 plan year stand-alone Part D risk-sharing programs receivables with the purchaser, also during the fourth quarter of 2026.

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

Our regulated subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory authorities in each of the states in which we operate. During the nine months ended September 30, 2026, we received dividends of $1.7 billion from and made $623 million of capital contributions to our regulated subsidiaries. For our subsidiaries that file with the National Association of Insurance Commissioners (NAIC), the aggregate risk-based capital (RBC) level as of December 31, 2025, which was the most recent date for which reporting was required, was in excess of 350% of the Authorized Control Level. We expect to continue to maintain an aggregate RBC level in excess of 350% of the Authorized Control Level during 2026.

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

The NAIC has adopted rules which set minimum RBC requirements for insurance companies, managed care organizations and other entities bearing risk for healthcare coverage. As of September 30, 2026, each of our health plans was in compliance with the RBC requirements enacted in those states.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INVESTMENTS AND DEBT

As of September 30, 2026, we had short-term investments of $2.9 billion and long-term investments of $16.3 billion, including restricted deposits of $1.5 billion. The short-term investments generally consist of highly liquid securities with maturities between three and 12 months. The long-term investments consist of municipal, corporate and U.S. Treasury securities, government-sponsored obligations, life insurance contracts, asset-backed securities, and equity securities, and have maturities greater than one year. Restricted deposits consist of investments required by various state statutes to be deposited or pledged to state agencies. Due to the nature of the states' requirements, these investments are classified as long-term regardless of the contractual maturity date. Substantially all of our investments are subject to interest rate risk and will decrease in value if market rates increase. Assuming a hypothetical and immediate 1% increase in market interest rates at September 30, 2026, the fair value of our fixed income investments would decrease by approximately $578 million.

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

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2005, the Company's Board of Directors announced a stock repurchase program, which was most recently increased in December 2023. The Company is authorized to repurchase up to $10.0 billion, inclusive of past authorizations, of which $1.8 billion is available as of September 30, 2026.

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

Issuer Purchases of Equity Securities Third Quarter 2026 (Shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions) (2)
July 1, 2026 - July 31, 2026	2	$66.88	—	$1,830
August 1, 2026 - August 31, 2026	8	67.47	—	1,830
September 1, 2026 - September 30, 2026	343	69.41	—	1,830
Total	353	$69.35	—	$1,830

(1)	Represents 353 thousand shares relinquished to the Company by certain employees for payment of taxes.
(2)	A remaining amount of $1.8 billion is available under the stock repurchase program as of September 30, 2026.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT NUMBER		DESCRIPTION

31.1		Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	#	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from the Centene Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Earnings (Loss); (iv) the Consolidated Statements of Stockholders' Equity; (v) the Consolidated Statements of Cash Flows and (vi) related notes.

104		Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 27, 2026.

CENTENE CORPORATION

By:	/s/ SARAH M. LONDON
Chief Executive Officer (principal executive officer)

By:	/s/ ANDREW L. ASHER
Executive Vice President, Chief Financial Officer (principal financial officer)

By:	/s/ THEODORE J. PIENKOS
Corporate Controller and Chief Accounting Officer (principal accounting officer)